Form 10-Q
period 2001-03-31
IRT PARTNERS L P
filed 2001-05-15
CIK 1073890

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From ______________ to ______________

                          Commission File Number 1-7859

                                IRT PARTNERS L.P.
                                -----------------
             (Exact name of registrant as specified in its charter)

            Georgia                                              58-2404832
---------------------------------                           -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

    200 Galleria Parkway, Suite 1400
            Atlanta, Georgia                                       30339
----------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)

                                 (770) 955-4406
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

CERTAIN INFORMATION CONTAINED IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THIS INFORMATION IS FURTHER QUALIFIED BY THE SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS AND THE INFORMATION IN THE SECTION ENTITLED "RISK FACTORS" CONTAINED IN THE IRT PROPERTY COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, WHICH ARE INCORPORATED HEREIN BY REFERENCE.

Item 1.  Financial Statements

                                IRT PARTNERS L.P.
                                 BALANCE SHEETS
                   (Dollars in thousands, except unit amounts)

                                                                                                  March 31,          December 31,
                                                                                                    2001                 2000
                                                                                                 ----------          ------------
ASSETS

        Rental properties                                                                        $  161,267           $  161,213
        Accumulated depreciation                                                                    (25,059)             (24,099)
                                                                                                 ----------           ----------
              Net rental properties                                                                 136,208              137,114

        Cash and cash equivalents                                                                         5                6,643
        Advances to affiliate, net                                                                    7,666                   19
        Prepaid expenses and other assets                                                             2,038                2,038
                                                                                                 ----------           ----------

Total assets                                                                                     $  145,917           $  145,814
                                                                                                 ==========           ==========

LIABILITIES & PARTNERS' CAPITAL

Liabilities:
        Mortgage notes payable, net                                                              $   30,441           $   30,595
        Accrued expenses and other liabilities                                                        2,025                1,699
                                                                                                 ----------           ----------

              Total liabilities                                                                      32,466               32,294

Limited partners' capital interest (815,852 OP Units in 2001
        and 2000, respectively) at redemption value                                                   7,506                6,621

Commitments and contingencies  (Note 4)

Partners' capital
        General partner (129,433 and 114,613 OP Units
              in 2001 and 2000, respectively)                                                         1,132                1,131

        Limited partner (11,997,929 and 10,530,883 OP Units
              in 2001 and 2000, respectively)                                                       104,813              105,768
                                                                                                 ----------           ----------

Total partners' capital                                                                             105,945              106,899
                                                                                                 ----------           ----------

Total liabilities and partners' capital                                                          $  145,917           $  145,814
                                                                                                 ==========           ==========

      The accompanying notes are an integral part of these balance sheets.

                                IRT PARTNERS L.P.
                             STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                                 --------------------------
                                                                                                   2001              2000
                                                                                                 --------          --------
Revenues:
    Income from rental properties                                                                $  5,740          $  5,085
    Gain on sale of outparcel                                                                         293                --
    Interest income from affiliate                                                                     --               125
                                                                                                 --------          --------

           Total revenues                                                                           6,033             5,210
                                                                                                 --------          --------

Expenses:
    Operating expenses of rental properties                                                         1,551             1,306
    Interest on mortgages                                                                             603               615
    Depreciation                                                                                      960               873
    General and administrative                                                                        241               189
    Interest due to affiliate                                                                          19                --
                                                                                                 --------          --------

           Total expenses                                                                           3,374             2,983
                                                                                                 --------          --------

    Net earnings                                                                                 $  2,659          $  2,227
                                                                                                 ========          ========

        The accompanying notes are an integral part of these statements.

                                IRT PARTNERS L.P.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                 -----------------------------
                                                                                                   2001                 2000
                                                                                                 --------             --------
Cash flows from operating activities:
   Net earnings                                                                                  $  2,659             $  2,227
   Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                                                     960                  873
     Gain on sale of outparcel                                                                       (293)                  --
     Changes in assets and liabilities:
        Decrease in prepaid expenses and other assets                                                  --                  300
        Increase (decrease) in accrued expenses and other liabilities                                 326                 (308)
                                                                                                 --------             --------

Net cash flows from operating activities                                                            3,652                3,092
                                                                                                 --------             --------

Cash flows from (used in) investing activities:
   Proceeds from sales of outparcels, net                                                             348                   --
   Additions to real estate investments, net                                                          (95)                (938)
                                                                                                 --------             --------

Net cash flows from (used in) investing activities                                                    253                 (938)
                                                                                                 --------             --------

Cash flows used in financing activities:
   Distributions paid, net                                                                         (2,727)              (2,696)
   Collection of advances to affiliate, net                                                            --                  672
   Advances to affiliate, net                                                                      (7,647)                  --
   Principal amortization of mortgage notes payable                                                  (154)                (143)
   Payment of deferred financing costs                                                                (15)                  --
                                                                                                 --------             --------

Net cash flows used in financing activities                                                       (10,543)              (2,167)
                                                                                                 --------             --------

Net decrease in cash and cash equivalents                                                          (6,638)                 (13)

Cash and cash equivalents at beginning of period                                                    6,643                  359
                                                                                                 --------             --------

Cash and cash equivalents at end of period                                                       $      5             $    346
                                                                                                 ========             ========

Supplemental disclosures of cash flow information:

   Total cash paid for interest                                                                  $    604             $    616
                                                                                                 ========             ========

        The accompanying notes are an integral part of these statements.

                                IRT PARTNERS L.P.
                          Notes to Financial Statements
                             March 31, 2001 and 2000
                   (Dollars in thousands, except unit amounts)

1.       Unaudited Financial Statements

         These financial statements for interim periods are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 2001 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for a full year.

2.       Organization and Nature of Operations

         IRT Partners L.P. ("LP"), a Georgia limited partnership formed July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets.

         The Company is the sole general partner of LP and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. The Company initially contributed 20 shopping centers, related assets and cash to LP in exchange for 8,486,217 limited partnership units ("OP Units"). The Company was issued additional OP Units in exchange for cash contributions to fund further acquisition activity. Since the formation of LP, the Company has contributed cash to acquire five shopping centers, and LP has divested three shopping centers. At March 31, 2001, the Company owned approximately 93.0% of LP.

         LP was formed by the Company in order to enhance the Company's acquisition opportunities by offering potential sellers the ability to engage in tax deferred sales of properties in exchange for OP Units. In August 1998, certain unaffiliated persons contributed their interests in three Florida shopping centers in exchange for a total of 815,852 OP Units.

         LP is obligated to redeem each OP Unit held by a person other than the Company, at the request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption, provided that the Company may elect to acquire any such OP Unit presented for redemption for one common share or cash. Such limited partnership interest held by persons unaffiliated with the Company is reflected as "Limited Partners' Capital Interest" in the accompanying balance sheets at the cash redemption amount on the balance sheet dates.

         Federal income tax laws require the Company, as a REIT, to distribute 95% of its ordinary taxable income. LP makes quarterly distributions to holders of OP Units to enable the Company to satisfy this requirement.

         At March 31, 2001, LP owns 25 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores.

3.       Related Party Transactions

         LP advances cash generated by the properties within LP to the Company based on cash flow requirements. Also, in certain instances, the Company advances cash to LP for operating requirements. As of March 31, 2001, LP had advances to the Company of $7,666. During the year, LP has paid to the Company approximately $19 in interest from the advances, which bear interest, calculated on a monthly basis, at the three-month treasury bill rate.

4.       Commitments and Contingencies

         LP has guaranteed the bank indebtedness and senior indebtedness of the Company.

5.       Subsequent Events

         On April 17, 2001, LP acquired Unigold Shopping Center, a 102,985 square foot center in Orlando, Florida for $8,000.

         On April 18, 2001, LP sold Eden Centre, a 56,355 square foot shopping center, located in Eden, North Carolina for approximately $3,829 in cash, and recognized a gain on the sale of approximately $748.

         On April 19, 2001, LP obtained a non-recourse, secured loan on Pine Ridge Square of $7,540, at a fixed interest rate of 7.02%. The loan has a ten year term and a thirty year amortization.

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         (Dollars in thousands)

Material Changes in Financial Condition

         During the three months ended March 31, 2001 LP:

         - obtained cash proceeds of approximately $348 upon the sale of an outparcel and recognized a gain of approximately $293 for financial reporting purposes.

         During the three months ended March 31, 2001, LP utilized funds of:

         - approximately $2,727 to pay distributions to the holders of the OP Units, and

         -        approximately $7,647 for advances to the Company,

         During the three months ended March 31, 2000, the Company advanced LP $672. LP utilized funds of approximately $2,696 to pay distributions to the holders of the OP Units.

Material Changes in Results of Operations.

         During the three months ended March 31, 2001, rental income from LP's portfolio of shopping center investments:

         -        increased approximately $198 for the core portfolio, and

         - increased approximately $457 due to the acquisition of a shopping center in 2000.

         During the three months ended March 31, 2000, rental income from LP's portfolio of shopping center investments:

         -        decreased approximately $63 for the core portfolio, and

         - increased approximately $344 due to the acquisition of two shopping centers in 1999.

                  Percentage rentals received from shopping center investments totaled approximately $216 and $142 during the three months ended March 31, 2001 and 2000, respectively. Percentage rental income is recorded upon collection based on the tenants' lease year end.

                  Interest due from affiliate decreased during the three months ended March 31, 2001 approximately $144 due primarily to the timing of the advances from the Company.

                  During the three months ended March 31, 2001, operating expenses related to LP's portfolio of real estate investments:

         -        increased approximately $87 for the core portfolio, and

         - increased approximately $158 due to the acquisition of a shopping center in 2000.

                  During the three months ended March 31, 2000, operating expenses related to LP's portfolio of real estate investments:

         -        decreased approximately $212 for the core portfolio, and

         - increased approximately $432 due to the acquisition of two shopping center investments in 1999.

                  The net increase of $87 in depreciation expense in 2001 was due to the acquisition of a real estate investment in the fourth quarter of 2000.

                  The net increase in general and administrative expense of approximately $52 for the three months ended March 31, 2001 was primarily due to a larger allocation of expenses from the Company due to the additional real estate investment acquired in 2000.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

(3.1)    Certificate of Limited Partnership.

(3.2)    Agreement of Limited Partnership and Amendment 1 thereto (incorporated by reference to Exhibit 99.2 to IRT Property Company's Current Report on Form 8-K filed 9/15/98).

(4.1)    Indenture - Senior Debt Securities - 09/09/98 (incorporated by reference to
         Exhibit 4.1 to IRT Property Company's Current Report on Form 8-K filed 9/15/98).

(4.2)    Supplemental Indenture No. 1 to Senior Debt Securities (incorporated by reference to
         Exhibit 4.3 to IRT Property Company's Current Report on Form 8-K filed 9/15/98).

(4.3)    Supplemental Indenture No. 2 (incorporated by reference to Exhibit 4.5 to IRT Property
         Company's Current Report on Form 8-K filed 11/12/99).

(4.4)    Supplemental Indenture No. 4 (incorporated by reference to Exhibit 4.7 to IRT Property
         Company's Current Report on Form 8-K filed 11/12/99).

(10.1)   Amended and Restated Loan Agreement - 09/09/98 (incorporated by reference to Exhibit
         99.1 to IRT Property Company's Current Report on Form 8-K filed 9/15/98).

(10.2)   $5,000,000 Revolving Loan Credit Agreement (incorporated by reference to Exhibit
         10.13 to IRT Property Company's Current Report on Form 8-K filed 11/12/99).

(10.3)   First Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to IRT Property Company's Quarterly Report on Form 10-Q filed 11/14/00).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by LP during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       IRT PROPERTY COMPANY



Date: May 14, 2001                     /s/ Thomas H. McAuley
------------------                     ----------------------------------------
                                       Thomas H. McAuley
                                       President & Chief Executive Officer



Date: May 14, 2001                     /s/ James G. Levy
------------------                     ----------------------------------------
                                       James G. Levy
                                       Executive Vice President &
                                       Chief Financial Officer