Form 10-Q
period 2001-06-30
IRT PARTNERS L P
filed 2001-08-14
CIK 1073890

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to _________


                          Commission File Number 1-7859

                                IRT PARTNERS L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                              58-2404832
----------------------------------------                    --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


200 Galleria Parkway, Suite 1400
        Atlanta, Georgia                                           30339
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)

                                 (770) 955-4406
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
             ------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

Item 1.  Financial Statements

                                IRT PARTNERS L.P.
                                 BALANCE SHEETS
                   (Dollars in thousands, except unit amounts)

                                                                      June 30,        December 31,
                                                                        2001             2000
                                                                    ----------        ------------
                                                                    (Unaudited)
ASSETS
        Rental properties                                           $  163,543         $  161,213
        Accumulated depreciation                                       (25,178)           (24,099)
                                                                    ----------         ----------
              Net rental properties                                    138,365            137,114

        Cash and cash equivalents                                          330              6,643
        Advances to affiliate, net                                      21,098                 19
        Prepaid expenses and other assets                                2,728              2,038
                                                                    ----------         ----------
Total assets                                                        $  162,521         $  145,814
                                                                    ==========         ==========

LIABILITIES & PARTNERS' CAPITAL

Liabilities:
        Mortgage notes payable, net                                 $   37,820         $   30,595
        Accrued expenses and other liabilities                           2,599              1,699
                                                                    ----------         ----------
              Total liabilities                                         40,419             32,294

Limited partners' capital interest (815,852 OP Units in 2001
        and 2000, respectively) at redemption value                      8,885              6,621

Commitments and contingencies  (Note 6)

Partners' capital
        General partner (137,958 and 129,433 OP Units
              in 2001 and 2000, respectively)                            1,219              1,131

        Limited partner (12,841,814 and 11,997,929 OP Units
              in 2001 and 2000, respectively)                          111,998            105,768
                                                                    ----------         ----------
Total partners' capital                                                113,217            106,899
                                                                    ----------         ----------
Total liabilities and partners' capital                             $  162,521         $  145,814
                                                                    ==========         ==========

      The accompanying notes are an integral part of these balance sheets.

                                IRT PARTNERS L.P.
                             STATEMENTS OF EARNINGS
           For the Three and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                                 (In thousands)

                                                      Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                     --------------------        ----------------------
                                                      2001          2000           2001          2000
                                                     ------        ------        -------        -------
Revenues:
     Income from rental properties                   $5,859        $5,090        $11,598        $10,175
     Gain on sale of outparcel                           --            --            293             --
     Interest income from affiliate                     189           109            170            234
                                                     ------        ------        -------        -------
         Total revenues                               6,048         5,199         12,061         10,409
                                                     ------        ------        -------        -------

Expenses:
     Operating expenses of rental properties          1,548         1,326          3,100          2,632
     Interest on mortgages                              709           612          1,312          1,227
     Depreciation                                       969           873          1,929          1,746
     Amortization of debt costs                           3            --              3             --
     General and administrative                         253           181            494            370
                                                     ------        ------        -------        -------
         Total expenses                               3,482         2,992          6,838          5,975
                                                     ------        ------        -------        -------
         Earnings before gain on
            sales of properties                       2,566         2,207          5,223          4,434

Gain on sales of properties                           1,108            --          1,108             --
                                                     ------        ------        -------        -------

     Net earnings                                    $3,674        $2,207        $ 6,331        $ 4,434
                                                     ======        ======        =======        =======

        The accompanying notes are an integral part of these statements.

                                IRT PARTNERS L.P.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                   -----------------------------
                                                                                      2001              2000
                                                                                   ----------         ----------
Cash flows from operating activities:
   Net earnings                                                                    $    6,331         $    4,434
   Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                                       1,929              1,746
     Gain on sale of operating properties                                              (1,108)
     Gain on sale of outparcel                                                           (293)                --
     Straight line rent adjustment                                                        (91)               (12)
     Amortization of debt costs and discounts                                               3
     Changes in assets and liabilities:
        Decrease in prepaid expenses and other assets                                    (524)               (52)
        Increase (decrease) in accrued expenses and other liabilities                     900                (74)
                                                                                   ----------         ----------
Net cash flows from operating activities                                                7,147              6,042
                                                                                   ----------         ----------
Cash flows used in investing activities:
   Additions to operating properties, net                                              (8,283)            (1,308)
   Proceeds from sales of operating properties, net                                     6,211                 --
   Proceeds from sale of outparcel, net                                                   348                 --
                                                                                   ----------         ----------
Net cash flows used in investing activities                                            (1,724)            (1,308)
                                                                                   ----------         ----------
Cash flows used in financing activities:
   Issuance of units for cash                                                           7,903                 --
   Distributions paid, net                                                             (5,655)            (5,390)
   Collection of advances to affiliate, net                                                --              2,633
   Advances to affiliate, net                                                         (21,079)                --
   Proceeds from mortgage notes payable                                                 7,540                 --
   Principal amortization of mortgage notes payable                                      (315)              (287)
   Payment of deferred financing costs                                                   (130)                --
                                                                                   ----------         ----------
Net cash flows used in financing activities                                           (11,736)            (3,044)
                                                                                   ----------         ----------
Net decrease in cash and cash equivalents                                              (6,313)             1,690

Cash and cash equivalents at beginning of period                                        6,643                359
                                                                                   ----------         ----------
Cash and cash equivalents at end of period                                         $      330         $    2,049
                                                                                   ==========         ==========
Supplemental disclosures of cash flow information:

   Total cash paid for interest                                                    $    1,284         $    1,228
                                                                                   ==========         ==========

        The accompanying notes are an integral part of these statements.

                                IRT PARTNERS L.P.
                          Notes to Financial Statements
                             June 30, 2001 and 2000
                   (Dollars in thousands, except unit amounts)


1.       Unaudited Financial Statements

         These financial statements for interim periods are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 2001 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for a full year.

2.       Organization and Nature of Operations

         IRT Partners L.P. ("LP"), a Georgia limited partnership formed July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets.

         The Company is the sole general partner of LP and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. The Company initially contributed 20 shopping centers, related assets and cash to LP in exchange for 8,486,217 limited partnership units ("OP Units"). The Company was issued additional OP Units in exchange for cash contributions to fund further acquisition activity. Since the formation of LP, the Company has contributed cash to acquire six shopping centers, and LP has divested five shopping centers. At June 30, 2001, the Company owned approximately 94.0% of LP.

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

         At June 30, 2001, LP owns 24 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores.

3.       Rental Properties

                                  ACQUISITIONS

  Date                                                      Square         Year     % Leased       Total Initial
Acquired   Property Name              City, State          Footage        Built   at Acquisition        Cost          Cash Paid
-------------------------------------------------------------------------------------------------------------------------------
  4/12/01  Unigold Shopping Center    Orlando, FL           102,985        1987        97%             $8,000          $7,903


                                  DISPOSITIONS

  Date                                                      Square        Sales   Net Cash      Gain
  Sold     Property Name              City, State          Footage        Price   Proceeds     (Loss)
-----------------------------------------------------------------------------------------------------
  4/18/01  Eden Center                Eden, NC               56,355      $3,950     $3,830     $  742

  5/31/01  Chadwick Square            Hendersonville, NC     32,100       2,401      2,351        366
                                                            -----------------------------------------
                                                             88,455      $6,351     $6,181     $1,108
                                                            =========================================


4.       Mortgage Notes Payable

         On April 19, 2001, LP obtained a non-recourse, secured loan on Pine Ridge Square of $7,540, at a fixed interest rate of 7.02%. The loan is due and payable in ten years and principal amortization is based on a thirty year amortization schedule. Costs associated with obtaining the secured loan totaled $130 and is being amortized over the term of the loan.

5.       Related Party Transactions

         LP advances cash generated by the properties within LP to the Company based on cash flow requirements. Also, in certain instances, the Company advances cash to LP for operating requirements. As of June 30, 2001, LP had advances to the Company of $21,079. During 2001, the Company has paid LP approximately $170 in interest from the advances, which bear interest calculated on a monthly basis, at the three-month treasury bill rate.

6.       Commitments and Contingencies

         LP has guaranteed the bank indebtedness and senior indebtedness of the Company.

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         (Dollars in thousands)

Material Changes in Financial Condition

         During the six months ended June 30, 2001 LP:

         - obtained cash proceeds of $7,540 from obtaining non-recourse, secured loans on a shopping center at an interest rate of 7.02%,

         - obtained cash proceeds of approximately $7,903 from the issuance of units due to a shopping center acquisition,

         - obtained cash proceeds of approximately $6,210 upon the sales of four properties and recognized a gain of approximately $1,108 for financial reporting purposes, and

         - obtained cash proceeds of approximately $348 upon the sale of an outparcel and recognized a gain of approximately $293 for financial reporting purposes.

         During the six months ended June 30, 2001, LP utilized funds of:

         - approximately $5,655 to pay distributions to the holders of the OP Units,

         - approximately $7,903 for the acquisition of a shopping center investment, and

         -        approximately $21,077 for advances to the Company,

         During the six months ended June 30, 2000, the Company advanced LP $2,633. LP utilized funds of approximately $5,390 to pay distributions to the holders of the OP Units.

Material Changes in Results of Operations.

         During the three and six months ended June 30, 2001, rental income from LP's portfolio of shopping center investments:

         - increased approximately $76 and $271, respectively, for the core portfolio,

         - increased approximately $816 and $1,273, respectively due to the acquisition of a shopping center in 2000 and a shopping center in the second quarter of 2001, and

         - decreased approximately $123 and $121, respectively, due to sales of two investments in 2001.

         During the three and six months ended June 30, 2000, rental income from LP's portfolio of shopping center investments:

         - increased approximately $96 and decreased approximately $271, respectively, for the core portfolio,

         - increased approximately $0 and $960, respectively, due to the acquisition of two shopping centers in 1999, and

         - decreased approximately $222 and $519, respectively, due to the sales of three shopping centers in 1999.

                  Percentage rentals received from shopping center investments totaled approximately $113 and $84 during the three months ended June 30, 2001 and 2000, respectively and $329 and $226 for the six months ended June 30, 2001 and 2000, respectively. Percentage rental income is recorded upon collection based on the tenants' lease year end.

                  Interest due from affiliate increased during the three months ended June 30, 2001 approximately $80 and decreased during the six months ended June 30, 2001 approximately $64 due primarily to the timing of the advances from the Company.

                  During the three and six months ended June 30, 2001, operating expenses related to LP's portfolio of real estate investments:

         - increased approximately $34 and $125, respectively, for the core portfolio,

         - increased approximately $210 and $367, respectively, due to the acquisition of a shopping center in 2000 and a shopping center in 2001, and

         - decreased approximately $22 and $24, respectively, due to the sales of two properties in 2001.

                  During the three and six months ended June 30, 2000, operating expenses related to LP's portfolio of real estate investments:

         - increased approximately $46 and $192, respectively, for the core portfolio,

         - increased approximately $0 and $125, respectively, due to the acquisition of two shopping center investments in 1999, and

         - decreased approximately $41 and $92, respectively, due to the sales of three shopping centers in 1999.

                  The net increase of $96 and $183 for the three and six months ended June 30, 2001 as compared to the same prior year periods, respectively, in depreciation expense was due to the acquisition of a real estate investment in the fourth quarter of 2000 and one investment in the second quarter of 2001.

                  The net increase in general and administrative expense of approximately $72 and $124 for the three and six months ended June 30, 2001, respectively, as compared to the same prior year periods, was primarily due to a larger allocation of expenses from the Company due to the additional real estate investments acquired in 2000 and 2001.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by LP during the three months ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                IRT PROPERTY COMPANY


Date: August 14, 2001           /s/ Thomas H. McAuley
---------------------           -----------------------------------
                                Thomas H. McAuley
                                President & Chief Executive Officer


Date: August 14, 2001           /s/ James G. Levy
---------------------           ----------------------------------
                                James G. Levy
                                Executive Vice President &
                                Chief Financial Officer