Form 10-Q
period 2001-09-30
IRT PARTNERS L P
filed 2001-11-13
CIK 1073890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended     September 30, 2001
                                                ----------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Transition  Period  From  ________to  ________


                       Commission File Number      1-7859

                                IRT PARTNERS LP
                              --------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                       58-2404832
--------------------------------            ------------------------------------
(State  or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation  or  organization)


200  Galleria  Parkway,  Suite  1400
          Atlanta,  Georgia                                        30339
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip Code)


                               (770)  955-4406
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N/A
        -----------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  year, if changed since last report)

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

Item  1.  Financial  Statements

                                       IRT PARTNERS L.P.
                                        BALANCE SHEETS
                          (Dollars in thousands, except unit amounts)



                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
                                                                 (Unaudited)
ASSETS

     Rental properties                                         $      163,661   $     161,213
     Accumulated depreciation                                         (26,133)        (24,099)
                                                               ---------------  --------------
          Net rental properties                                       137,528         137,114

     Cash and cash equivalents                                          1,000           6,643
     Advances to affiliate, net                                        20,410              19
     Prepaid expenses and other assets                                  3,325           2,038
                                                               ---------------  --------------

          Total assets                                         $      162,263   $     145,814
                                                               ===============  ==============

LIABILITIES & PARTNERS' CAPITAL

Liabilities:
     Mortgage notes payable, net                               $       37,644   $      30,595
     Accrued expenses and other liabilities                             3,140           1,699
                                                               ---------------  --------------

          Total liabilities                                            40,784          32,294

Limited partners' capital interest (815,852 OP Units in 2001
     and 2000, respectively) at redemption value                        8,811           6,621

Commitments and contingencies  (Note 6)

Partners' capital
     General partner (137,958 and 129,433 OP Units
          in 2001 and 2000, respectively)                               1,213           1,131

     Limited partner (12,841,814 and 11,997,929 OP Units
          in 2001 and 2000, respectively)                             111,455         105,768
                                                               ---------------  --------------


          Total partners' capital                                     112,668         106,899
                                                               ---------------  --------------

          Total liabilities and partners' capital              $      162,263   $     145,814
                                                               ===============  ==============

      The accompanying notes are an integral part of these balance sheets.

                                IRT PARTNERS L.P.
                             STATEMENTS OF EARNINGS
         For the Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                              Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                              ------------------        -------------------
                                               2001        2000          2001        2000
                                              ------      ------        -------     -------
Revenues:
     Income from rental properties            $5,942      $5,049        $17,540     $15,224
     Gain on sale of outparcel                     -           -            293           -
     Interest income from affiliate              158          70            328         304
                                              ------      ------        -------     -------

          Total revenues                       6,100       5,119         18,161      15,528
                                              ------      ------        -------     -------

Expenses:
     Operating expenses of rental properties   1,523       1,357          4,623       3,990
     Interest on mortgages                       732         609          2,044       1,835
     Depreciation                                954         873          2,883       2,619
     Amortization of debt costs                    3           -              6           -
     General and administrative                  268         271            762         641
                                              ------      ------        -------     -------

          Total expenses                       3,480       3,110         10,318       9,085
                                              ------      ------        -------     -------

          Earnings before gain on
            sales of properties                2,620      2,009          7,843       6,443

Gain on sales of properties                        -          -          1,108           -
                                              ------     ------        -------     -------

          Net earnings                        $2,620     $2,009        $ 8,951     $ 6,443
                                              ======     ======        =======     =======

        The accompanying notes are an integral part of these statements.

                                       IRT PARTNERS L.P.
                                    STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30, 2001 and 2000
                                          (Unaudited)
                                         (In thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            -------------------
                                                                              2001       2000
                                                                            ---------  --------
Cash flows from operating activities:
  Net earnings                                                              $  8,951   $ 6,443
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                              2,883     2,619
     Gain on sale of operating properties                                     (1,108)        -
     Gain on sale of outparcel                                                  (293)        -
     Straight line rent adjustment                                              (136)      (24)
     Amortization of debt costs and discounts                                      6         -
     Changes in assets and liabilities:
       Increase in prepaid expenses and other assets                          (1,078)     (587)
       Increase (decrease) in accrued expenses and other liabilities           1,441        (1)
                                                                            ---------  --------

Net cash flows from operating activities                                      10,666     8,450
                                                                            ---------  --------

Cash flows used in investing activities:
  Additions to operating properties, net                                      (8,401)   (2,301)
  Proceeds from sales of operating properties, net                             6,210         -
  Proceeds from sale of outparcel, net                                           348         -
                                                                            ---------  --------

Net cash flows used in investing activities                                 (1,843)   (2,301)
                                                                            ---------  --------

Cash flows used in financing activities:
  Issuance of units for cash                                                   7,903         -
  Distributions paid, net                                                     (8,897)   (8,083)
  Collection of advances to affiliate, net                                         -     6,220
  Advances to affiliate, net                                                  (20,391)        -
  Proceeds from mortgage notes payable                                         7,540         -
  Principal amortization of mortgage notes payable                              (491)     (435)
  Payment of deferred financing costs                                           (130)        -
                                                                            ---------  --------

Net cash flows used in financing activities                                  (14,466)   (2,298)
                                                                            ---------  --------

Net (decrease) increase in cash and cash equivalents                          (5,643)    3,851

Cash and cash equivalents at beginning of period                               6,643       359
                                                                            ---------  --------

Cash and cash equivalents at end of period                                  $  1,000   $ 4,210
                                                                            =========  ========

Supplemental disclosures of cash flow information:

  Total cash paid for interest                                              $  2,016   $ 1,838
                                                                            =========  ========

        The accompanying notes are an integral part of these statements.

                                IRT PARTNERS L.P.
                          Notes to Financial Statements
                           September 30, 2001 and 2000
                   (Dollars in thousands, except unit amounts)


1.   Unaudited  Financial  Statements

     These financial statements for interim periods are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 2001 and 2000 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.   Organization  and  Nature  of  Operations

     IRT Partners L.P. ("LP"), a Georgia limited partnership formed July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets.

     The Company is the sole general partner of LP and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. The Company initially contributed 20 shopping centers, related assets and cash to LP in exchange for 8,486,217 limited partnership units ("OP Units"). The Company was issued additional OP Units in exchange for cash contributions to fund further acquisition activity. Since the formation of LP, the Company has contributed cash to acquire six shopping centers, and LP has divested five shopping centers. At September 30, 2001, the Company owned approximately 94.1% of LP.

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

     Federal income tax laws require the Company, as a REIT, to distribute 90% of its ordinary taxable income for 2001 (95% for 2000 and earlier). LP makes quarterly distributions to holders of OP Units to enable the Company to satisfy this requirement.

     At September 30, 2001, LP owns 24 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores.

3.  Rental  Properties

                                                     ACQUISITIONS

    Date                                                   Square   Year        % Leased      Total Initial
  Acquired           Property Name          City, State    Footage  Built    at Acquisition       Cost       Cash Paid
------------  -----------------------  ------------------  -------  ------  ----------------  -------------  ----------
4/12/01       Unigold Shopping Center  Orlando, FL         102,985    1987               97%  $ 8,000        $    7,903


=======================================================================================================================


                                                     DISPOSITIONS

   Date                                                    Square   Sales       Net      Gain
   Sold           Property Name            City, State     Footage  Price     Proceeds   (Loss)
------------  -----------------------  ------------------  -------  ------  -----------  -------

4/18/01       Eden Center              Eden, NC             56,355  $3,950  $     3,830  $   742

5/31/01       Chadwick Square          Hendersonville, NC   32,100   2,401        2,351      366
                                                           -------  ------  -----------  -------

                                                            88,455  $6,351  $     6,181  $ 1,108
                                                           =======  ======  ===========  =======

4.   Mortgage  Notes  Payable

     On April 19, 2001, LP obtained a non-recourse, secured loan on Pine Ridge Square of $7,540, at a fixed interest rate of 7.02%. The loan is due and payable in ten years and principal amortization is based on a thirty year amortization schedule. Costs associated with obtaining the secured loan totaled $130 and is being amortized over the term of the loan.

5.   Related  Party  Transactions

     LP advances cash generated by the properties within LP to the Company based on cash flow requirements. Also, in certain instances, the Company advances cash to LP for operating requirements. As of September 30, 2001, LP had advances to the Company of $20,391. During 2001, the Company has paid LP approximately $328 in interest from the advances, which bear interest calculated on a monthly basis, at the three-month treasury bill rate.

6.   Commitments  and  Contingencies

     LP has guaranteed the bank indebtedness and senior indebtedness of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        (Dollars  in  thousands)

Material  Changes  in  Financial  Condition.

     During the nine months ended September 30, 2001 LP obtained cash proceeds of:

- approximately $7,540 from obtaining non-recourse, secured loans on a shopping center at an interest rate of 7.02%,

- approximately $7,903 from the issuance of units due to a shopping center acquisition,

- approximately $6,210 upon the sales of four properties and recognized a gain of approximately $1,108 for financial reporting purposes, and

- approximately $348 upon the sale of an outparcel and recognized a gain of approximately $293 for financial reporting purposes.

     During  the  nine  months  ended  September 30, 2001, LP utilized funds of:

-    approximately  $8,897 to pay distributions to the holders of the OP Units,

- approximately $7,903 for the acquisition of a shopping center investment, and

-    approximately  $20,391  for  advances  to  the  Company,

     During the nine months ended September 30, 2000, the Company advanced LP $6,220. LP utilized funds of approximately $8,083 to pay distributions to the holders of the OP Units.

Material  Changes  in  Results  of  Operations.

     During  the  three  and nine months ended September 30, 2001, rental income
from  LP's  portfolio   of  shopping  center  investments:

- increased approximately $291 and $564, respectively, for the core portfolio,

- increased approximately $805 and $2,077, respectively due to the acquisition of a shopping center in 2000 and a shopping center in the second quarter of 2001, and

- decreased approximately $203 and $325, respectively, due to sales of two investments in 2001.

     During the three and nine months ended September 30, 2000, compared to the corresponding periods of 1999, rental income from LP's portfolio of shopping center investments:

- increased approximately $237 and $425, respectively, for the core portfolio,

- increased approximately $29 and $531, respectively, due to the acquisition of two shopping centers in 1999, and

- decreased approximately $0 and $520, respectively, due to the sales of three shopping centers in 1999.

     Percentage rentals received from shopping center investments totaled approximately $1 and $58 during the three months ended September 30, 2001 and 2000, respectively, and $330 and $284 for the nine months ended September 30, 2001 and 2000, respectively. Percentage rental income is recorded upon collection based on the tenants' lease year end.

     Interest due from affiliate increased during the three and nine months ended September 30, 2001 approximately $88 and $24, respectively, due primarily to the timing of the advances from the Company.

     During the three and nine months ended September 30, 2001, operating expenses related to LP's portfolio of real estate investments:

-    decreased  approximately $2 and increased approximately $96, respectively,
     for  the  core     portfolio,

- increased approximately $224 and $591, respectively, due to the acquisition of a shopping center in 2000 and a shopping center in 2001, and

- decreased approximately $56 and $54, respectively, due to the sales of two properties in 2001.

     During the three and nine months ended September 30, 2000, operating expenses related to LP's portfolio of real estate investments:

- increased approximately $136 and $311, respectively, for the core portfolio,

- increased approximately $32 and $156, respectively, due to the acquisition of two shopping center investments in 1999, and

- decreased approximately $19 and $92, respectively, due to the sales of three shopping centers in 1999.

     The net increase of $81 and $264 for the three and nine months ended September 30, 2001 as compared to the same prior year periods, respectively, in depreciation expense was due to the acquisition of a real estate investment in the fourth quarter of 2000 and one investment in the second quarter of 2001.

     The net decrease in general and administrative expense of approximately $3 for the three months ended September 30, 2001 was due to the closing of a regional office in the second quarter of 2001 and increase of $121 for the nine months ended September 30, 2001, was primarily due to a larger allocation of expenses from the Company due to the additional real estate investments acquired in 2000 and 2001.

PART II.  OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (a)     Exhibits.

             None.

     (b)     Reports  on  Form  8-K.

             No reports on Form 8-K were filed by LP during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.



                                       IRT  PARTNERS, L.P.



Date:     November  13,  2001          /s/  Thomas  H.  McAuley
-----     -------------------          ------------------------
                                       Thomas  H.  McAuley
                                       President  &  Chief  Executive  Officer


Date:     November  13,  2001          /s/  James  G.  Levy
-----     -------------------          ------------------------
                                       James  G.  Levy
                                       Executive  Vice  President  &
                                       Chief  Financial  Officer