Form 10-K405
period 2001-12-31
IRT PARTNERS L P
filed 2002-03-27
CIK 1073890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For  the  Fiscal  Year  Ended  December  31, 2001

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                    For  the Transition Period From __________to__________

                          Commission File Number 1-7859

                               IRT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                  GEORGIA                              58-2404832
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


       200 GALLERIA PARKWAY, SUITE 1400
               ATLANTA, GEORGIA                              30339
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (770) 955-4406

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.   [X]


                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS



ITEM                                                                         PAGE
----                                                                         ----
PART I
 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .    11
 4.    Submission of Matters to a Vote of Security Holders. . . . . . . . .    11

PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters    11
6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .    11
7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . .    12
8.    Financial Statements and Supplementary Data . . . . . . . . . . . . .    20
9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . . . .    37

PART III

10.   Directors and Executive Officers of the Registrant. . . . . . . . . .    37
11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .    37
12.   Security Ownership of Certain Beneficial Owners and Management. . . .    37
13.   Certain Relationships and Related Transactions. . . . . . . . . . . .    37

PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . . .    37

                                     PART I
     Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to IRT Partners, L.P. ("LP") and its sole general partner IRT Property Company ("IRT" or the "Company").

     Because IRT is the sole general partner of LP, IRT conducts the business of LP. In connection with your review of this report, you should also carefully review the Form 10-K of IRT Property Company, which contains additional information that may be important to you.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This  report  contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties. You can identify these forward-looking statements through our use of words such as "may," "will," "intend," "project," "expect," "anticipate," "assume," "believe," "estimate," "continue," or other similar words. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control. Our actual results may differ significantly from those expressed or implied in our forward-looking statements.

     Factors  that might cause such differences include, but are not limited to:
     - changes in tax laws or regulations, especially those relating to real estate investment trusts and real estate in general;

     -    the  number,  frequency  and duration of vacancies that we experience;

     - our ability to solicit new tenants and to obtain lease renewals from existing tenants on terms that are favorable to us;

     -    tenant  bankruptcies  and  closings;

     - the general financial condition of, or possible mergers or acquisitions involving, our tenants and competitors;

     -    competition;

     -    changes  in interest rates and national and local economic conditions;

     -    possible  environmental  liabilities;

     -    the  availability,  cost  and  terms  of  financing;

     - our ability to identify, acquire, construct or develop additional properties that result in the returns anticipated or sought;

     - our ability to effectively integrate properties or portfolio acquisitions or other mergers or acquisitions; and

     - the factors and risks identified in this report under the heading "Risk Factors."

     You should also carefully consider any other factors contained in this report, including the information incorporated by reference into this report. You should pay particular attention to those factors discussed in any of our other filings with the Securities and Exchange Commission under the heading "Risk Factors." You should not rely on the information contained in any forward-looking statements, and you should not expect us to update or revise any forward-looking statements.

ITEM  1.      BUSINESS

ORGANIZATION

     IRT Partners, L.P. ("LP"), a Georgia limited partnership formed on July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets.

     The Company is the sole general partner of LP and maintains an indirect partnership interest in LP through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). The Company initially contributed 20 shopping centers, related assets and cash to LP in exchange for 8,486,217 limited partnership units ("OP Units"). The Company was issued additional OP Units in exchange for cash contributions to fund further acquisition activity. Since the formation of LP, the Company has contributed cash to acquire seven shopping centers and LP has divested five shopping centers. At December 31, 2001, IRT and IRTMC owned approximately 1% and 93.3%, respectively, of LP.

     LP was formed by the Company in order to enhance the Company's acquisition opportunities through a "downreit" structure. This structure offers potential sellers the ability to make a tax-deferred sale of their real estate properties in exchange for OP Units of LP. In August 1998, certain unaffiliated persons contributed their interests in three Florida shopping centers in exchange for a total of 815,852 OP Units or 5.7% of the total OP Units of LP.

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

     Federal income tax laws require the Company, as a REIT, to distribute 90% (95% for years prior to 2001) of its ordinary taxable income. LP makes quarterly distributions to holders of OP Units to enable the Company to satisfy this requirement.

     At December 31, 2001, LP owned 25 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

INVESTMENT,  OPERATING  AND  FINANCIAL  PHILOSOPHY

     LP is the entity through which the Company conducts a portion of its business and owns a portion of its assets. As a result, all decisions are made by the Company on behalf of LP.

INDUSTRY  AND  COMPETITIVE  CONDITIONS

     The results of LP's operations depend upon the performance of its existing investment portfolio, the availability of suitable opportunities for new investments, the yields available on such new investments and the Company's cost of capital. Yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the investment, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry. As financial intermediaries providing equity funds for real estate projects, real estate investment companies are generally subject to the same market and economic forces as other real estate investors.

     In seeking new investment opportunities, LP competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, other real estate investment trusts and other domestic real estate companies, such as Weingarten Realty Investors, Regency Realty Corporation, JDN Realty Corporation and Equity One, Inc. With respect to properties presently owned by LP or in which it has investments, LP and its tenants and borrowers compete with other owners of like properties, such as Weingarten Realty Investors, Regency Realty Corporation, JDN Realty Corporation and Equity One, Inc., for tenants and/or customers depending on the nature of the investment. Management believes that LP is well positioned to compete effectively for new investments and tenants.

REGULATION

     LP is subject to federal, state and local environmental regulations regarding the ownership, development and operation of real property. The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq, as amended. ("CERCLA"), and applicable state laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances. The failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in claims by private parties for personal injury or property damage.

     The Company, on behalf of LP, has obtained independent Phase I environmental site assessments (which generally do not include environmental sampling, monitoring or laboratory analysis) for property acquisitions and otherwise as required by its lenders. Except as otherwise disclosed and based upon information presently available to LP, LP presently has no reason to believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a material adverse effect on LP's financial position taken as a whole. Since January 1, 2000, the Company, on behalf of LP, has acquired environmental and pollution legal liability insurance coverage to mitigate the associated risks.

                                  RISK FACTORS

     Set forth below are some of the risks that management believes are material to investors in LP's OP Units, which are redeemable on a one-for-one basis for Shares or their cash equivalent. We refer to the OP Units as our "Securities," and the investors who own OP Units as our "Security Holders."

OWNING  AND  OPERATING  RETAIL  REAL  ESTATE  ENTAILS RISKS THAT COULD ADVERSELY
AFFECT  OUR  PERFORMANCE

Dependence on the Retail Industry. Our properties consist predominately of community and neighborhood shopping centers and we depend upon Companies in the retail industry to occupy our properties. The market for retail space may be adversely affected by consolidation of retailers, the relatively weak financial condition of certain retailers and overbuilding in certain markets.

Internet Sales. Retail sales over the Internet have been increasing rapidly. The success of electronic commerce businesses in attracting customers of our tenants could adversely affect our tenants and other companies, and thus the demand for retail space. A reduction in the demand for retail space would adversely affect our performance.

Major Tenants. As of December 31, 2001, the Company's five largest tenants, as a percentage of revenues, are Publix (8.6%), Kroger (6.8%), Wal-Mart (4.9%), Kmart (4.5%) and Winn Dixie (2.7%). LP could be adversely affected if any of these major tenants experienced a significant downturn in its business or failed to renew its leases as they expired. A downturn in the business of other significant tenants could also affect LP adversely; however, as of December 31, 2001, the Company received no more than 1.2% of our annualized base rental revenue from any other single tenant.

Bankruptcy of Tenants. A financially troubled tenant could seek the protection of the bankruptcy laws, which might result in rejection and termination of the tenant's lease. Whether or not a financially troubled tenant seeks the protection of the bankruptcy laws, we could experience delays and incur significant costs and delays in enforcing our rights against a financially troubled tenant that does not pay its rent when due.

Several tenants have filed for protection under bankruptcy laws, however; LP presently believes the financial losses are not significant with regard to LP's overall portfolio of tenants.

Vacancies and Lease Renewals. Our anchor tenants' leases generally have terms of up to 20 years, often with one or more renewal options. We may not be able to find a replacement tenant at the end or nonrenewal of a lease. The space may remain vacant or may be re-leased at terms that vary materially and unfavorably from the original terms.

Tenant Closings. Certain leases permit the tenant to close its operations at the leased location. Although the tenant would still be responsible for its rental obligations, any rents based on the sales of that tenant could be lost. Such a closure could adversely affect customer traffic as well as the business of, and revenues received from, other tenants at a shopping center. Rental rates and occupancy may also be affected adversely at such a center.

REAL  ESTATE  INDUSTRY  RISKS  MAY  AFFECT  OUR  PERFORMANCE

Concentration in the Southeast. Most of our real estate portfolio is located in the southeastern United States. This region has experienced rapid growth in recent years; however, this growth may not continue. Our business could be adversely affected generally by changes in the region's growth and economic condition.

Uncertainty of Meeting Acquisition Objectives. We continually seek additional shopping centers and portfolios of shopping centers. We seek purchases with attractive initial yields and/or which may enhance our revenues and funds from operations through renovation, development, expansion and re-leasing programs. We also regularly evaluate and consider mergers and acquisitions with companies engaged in businesses similar or complementary to ours. However, we may not be able to meet our acquisition goals and cannot assure you that any acquisition will increase our revenues or funds from operations or result in a certain yield. In addition, we incur certain internal and external costs evaluating possible transactions, many of which are not recoverable when the transaction does not close.

Competition. We compete with numerous other real estate companies. Other retail properties within our markets compete with us for tenants. The location and number of competitive retail properties could affect the Company's occupancy levels and rental increases.

Other real estate companies compete with us for development, redevelopment and acquisition opportunities. Such competitors may be willing and able to pay more for such opportunities than we would. This may increase the prices sought by sellers of these properties.

ENVIRONMENTAL  PROBLEMS  ARE  POSSIBLE  AND  COULD  BE  COSTLY

Possible Environmental Liabilities. An owner or operator of real estate may be liable for the costs of removal of the releases of certain hazardous or toxic substances. The presence of hazardous or toxic substances on or near our properties, or the failure to properly clean them up, may adversely affect our ability to sell or rent the property or to use such property as collateral for our borrowings. Corrective costs could adversely affect our financial condition and performance.

Lack of Environmental Analyses. The Company, on behalf of LP, has obtained independent Phase I environmental site assessments for property acquisitions beginning in 1989 and otherwise as required by its lenders. A Phase I assessment, however, has not been obtained for several properties. Moreover, Phase I assessments generally do not include environmental sampling, monitoring or laboratory analysis. As a result, there may be environmental contamination at our properties of which we are unaware. Since January 1, 2000, the Company, on behalf of LP, has acquired environmental and pollution legal liability insurance coverage to mitigate the associated risks. However, there is no assurance that this insurance will be adequate to protect LP against unforeseen liabilities, which could adversely affect LP's performance and financial condition.

Presence of Dry Cleaning Solvents. A number of LP's properties include facilities leased to dry cleaners. At some of these properties, dry cleaning solvents have been discovered in soil and or groundwater. In each such instance either the amount detected was below reportable limits or the state regulatory authority has informed the Company that no further enforcement action would be taken. In Florida, the state regulatory authority has admitted the affected property into the state-sponsored fund responsible for the clean up of dry cleaning spills. Neither the admission of a property into the Florida fund nor the assurances of the relevant state regulatory authority ensures that the Company or LP will not incur additional costs or penalties associated with corrective action.

COMPLIANCE WITH THE AMERICANS WITH DISABILITIES ACT AND OTHER LAWS MAY BE COSTLY

Our properties must comply with the federal Americans with Disabilities Act of 1990, as amended (the "ADA"). This law requires that disabled persons must be able to enter and use public properties like our shopping centers. The ADA, or other federal, state and local laws may require us to modify our properties, which may adversely affect our financial performance, and may limit renovations. If we fail to obey such laws, we may pay fines or damages.

SOME  POTENTIAL  LOSSES  ARE  NOT  COVERED  BY  INSURANCE

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe this insurance coverage is reasonably adequate. Certain types of losses, such as lease and other contract claims, generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose some or all of our investment in a property, and the anticipated future revenue from the property could be adversely affected. Notwithstanding any such loss, we would still owe mortgage debt or other financial obligations related to the property.

OUR  PERFORMANCE  IS  SUBJECT  TO  RISKS  ASSOCIATED  WITH  DEBT  FINANCING

LP guarantees all senior and secured debt of the Company. At December 31, 2001, the Company had $334 million in long-term debt. On December 31, 2001, the Company's debt-to-total market capitalization ratio was 51% without giving effect to the conversion of the subordinated debentures or the OP Units, and 47% assuming conversion of our subordinated debentures and the OP Units held by unaffiliated persons. Of the Company's long-term debt, 40.3% was secured by mortgages on our properties. If the Company was unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the Company and LP.
Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Company's ability to meet the REIT distribution requirements of the Code. The Company must pay its debts on time. Interest and principal on the Company's debt must be paid before dividends can be paid to security holders. The Company may not be able to refinance existing indebtedness on favorable terms.

The Company is obligated on floating rate debt, and historically has not used interest rate protection instruments. If the Company does not hedge its exposure to increases in interest rates through interest rate protection or cap agreements, increases in rates may reduce cash flow and its ability to service LP's debt. The Company's organizational documents place no limit on the amount of indebtedness it may incur.

SECURITY  HOLDERS  MAY  BE  ADVERSELY  AFFECTED  BY THE DILUTION OF COMMON STOCK

The Company may issue additional Shares or OP Units without Security Holder approval. Additionally, each OP Unit may be redeemed by the holder for one share of common stock or, at our option, the cash value of one share of common stock. Such issuances may dilute your interest in LP.

OUR  LIQUIDITY  IS  SUBJECT  TO  THE RESTRICTIONS ON SALES OF CERTAIN PROPERTIES

We have agreements that limit our sale of certain properties acquired by LP in exchange for OP Units for up to 10 years. We may enter into similar agreements in the future with future sellers of properties that take OP Units in exchange for transferring properties to LP. These agreements may prevent sales of properties that could be advantageous to our Security Holders.

THE  ABILITY  TO  EFFECT  CHANGES  IN  CONTROL  OF  THE  COMPANY  MAY BE LIMITED

Certain provisions of the law, our charter documents and Company policies may have the effect of delaying or preventing a change in control of the Company or other transaction that could, if consummated, provide investors with a premium over the then-prevailing market price of the Company's securities. These provisions include the ownership limit described below and the Company's Shareholders' Rights Plan. Also, any future series of preferred stock may have certain voting or other provisions that could delay, deter or prevent a change of control or other transaction that might involve a premium price or otherwise be of benefit to other equity interests in the Company. For a description of the Company's Shareholders Rights Plan, see the Company's Current Report on Form 8-K dated August 21, 1998.

THE COMPANY IS SUBJECT TO OWNERSHIP LIMITS AND CERTAIN ADVERSE EFFECTS OF FAILING TO QUALIFY AS A REIT

Concentration of Ownership of the Company is Limited. In order to qualify as a REIT under the Code, the Company must satisfy various tests related to the sources and amounts of our income, the nature of its assets and its stock ownership. For example, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals. The Company's charter authorizes its directors to take such action as may be required to preserve its qualification as a REIT, including, but not limited to, limits on the ownership of its securities. These limits may have the effect of delaying, deferring or preventing a change in control of the Company.

REIT Investment Limitations. To qualify as a REIT under the Code, the Company must hold certain types of real estate and other investments. This limits the Company's ability to diversify the Company's or LP's assets outside of real estate.

Adverse Effects of Failing to Qualify as a REIT. If the Company fails to qualify as a REIT under the Code, it will be subject to income taxes on its taxable income. The Company also may be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This would reduce the net earnings of the Company and LP available for investment or distribution to Security Holders because of the additional tax liability for the year(s) involved. In addition, distributions to our Security Holders would no longer be required, which would likely substantially reduce, or even eliminate, any dividends paid by the Company to its security holders.

ITEM  2.     PROPERTIES
             (In  thousands,  except  for  square  footage)

     The following tables and notes thereto describe the properties in which LP had investments at December 31, 2001, as well as the mortgage indebtedness to which LP's investments were subject. These tables should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

I.     EQUITY  INVESTMENTS  (LAND  AND  BUILDINGS)

     LP had a fee or leasehold interest in land and improvements thereon as follows:

                                                   GROSS         PERCENT
                                  DATE           LEASEABLE        LEASED       YEAR
DESCRIPTION                     ACQUIRED           AREA          12/31/01    COMPLETED
----------------------------  -------------  -----------------  ----------  -----------
SHOPPING CENTERS
Asheville Plaza                        4/86     49,800  sq. ft.       100%         1967
    Asheville, NC
Bay Pointe Plaza                      12/98     97,390  sq. ft.        96%         1998
    St. Petersburg, FL
Carrollwood Center                    11/01     96,243  sq. ft.        85%  1971 & 1996
    Tampa, FL
Centre Point Plaza            12/92 & 12/93    163,642  sq. ft.       100%  1989 & 1993
    Smithfield, NC
Charlotte Square                       8/98     96,188  sq. ft.        92%         1998
    Port Charlotte, FL
Chestnut Square                        1/92     39,640  sq. ft.       100%         1985
    Brevard, NC
Forest Hills Centre                    8/90     74,180  sq. ft.        97%  1990 & 1995
    Wilson, NC
Forrest Gallery                       12/92    214,450  sq. ft.        97%         1987
    Tullahoma, TN
The Galleria                   8/86 & 12/87     92,344  sq. ft.        88%   1986, 1990
    Wrightsville Beach, NC                                                       & 1996
Lawrence Commons                       8/92     52,295  sq. ft.        98%         1987
    Lawrenceburg, TN
Pine Ridge Square                     12/00    117,399  sq. ft.       100%         1986
    Coral Springs, FL
Plaza North                            8/92     47,240  sq. ft.        95%         1986
    Hendersonville, NC
Providence Square                     12/71     85,930  sq. ft.        96%         1973
    Charlotte, NC
Riverside Square                       8/98    103,241  sq. ft.        90%         1998
    Coral Springs, FL
Riverview Shopping Center              3/72    130,058  sq. ft.        91%  1973 & 1974
    Durham, NC
Salisbury Marketplace                  9/96     76,970  sq. ft.        87%         1987
    Salisbury, NC
Shelby Plaza (1)                       4/86    103,000  sq. ft.       100%         1972
    Shelby, NC

Shoppes of Lago Mar                    2/99     82,613  sq. ft.        92%         1995
    Miami, FL
Smyrna Village                         8/92     83,334  sq. ft.        97%         1992
    Smyrna, TN
Stanley Market Place                   1/92     40,364  sq. ft.        89%  1980 & 1991
    Stanley, NC
Tamarac Town Square                    8/98    124,685  sq. ft.        94%         1998
    Tamarac, FL
Treasure Coast Plaza                   5/98    133,781  sq. ft.        96%         1998
    Vero Beach, FL
Unigold Shopping Center                4/01    102,985  sq. ft.        94%         1987
    Orlando, FL
Williamsburg at Dunwoody               3/99     44,928  sq. ft.        92%         1983
    Dunwoody, GA
Willowdaile Shopping Center    8/86 & 12/87    120,815  sq. ft.        80%         1986
    Durham, NC

TOTAL EQUITY INVESTMENTS IN
LAND AND BUILDINGS                           2,373,515  sq. ft.
                                             =========  =======

NOTES:

(1) Subject to ground lease expiring in 2007 for Shelby Plaza with renewal options to extend the terms to 2017. The Company has an option to purchase the land at Shelby Plaza.


II.     MORTGAGE  INDEBTEDNESS

     Indebtedness of LP secured by its investments (not including mortgage debt owed by a lessee of its land purchase-leaseback investment) was as follows:

                                              PRINCIPAL               ANNUAL
                              MATURITY         BALANCE    INTEREST   CONSTANT
INVESTMENT                      DATE         12/31/2001     RATE      PAYMENT
----------------------------  --------       -----------  ---------  ---------
Shoppes of Lago Mar             4/1/06  (1)  $     5,423      7.50%  $     532
    Miami, FL
Tamarac Town Square (2)        10/1/09  (1)        6,354      9.19%        651
    Tamarac, FL
Charlotte Square (2)            2/1/11  (1)        3,727      9.19%        394
    Port Charlotte, FL
Pine Ridge                      5/1/11  (1)        7,502      7.02%        603
    Coral Springs, FL
Riverside Square (2)            3/1/12  (1)        7,877      9.19%        808
    Coral Springs, FL
Treasure Coast Plaza            4/1/15             5,286      8.00%        646
    Vero Beach, FL

 Total                                            36,169

Interest Premium (2)                               1,295
                                             -----------

TOTAL MORTGAGE INDEBTEDNESS                  $    37,464             $   3,634
                                             ===========             =========

NOTES:

(1)  Balloon  payment  at  maturity

(2) For financial reporting purposes, mortgage indebtedness is valued assuming current interest rates at date of acquisition.


III.     ACQUISITIONS

                                                                   TOTAL
  DATE                                                            INITIAL    CASH         PRINCIPAL
ACQUIRED  PROPERTY NAME            CITY, STATE        AREA          COST     PAID          TENANTS
--------  -----------------------  -----------  ---------------- ---------  -------  --------------------
 4/12/01  Unigold Shopping Center  Orlando, FL  102,985  sq. ft.  $  8,000  $ 7,903  Winn-Dixie

11/30/01  Carrollwood Center       Tampa, FL     96,242  sq. ft.     6,763    6,763  Publix, Eckerd Drugs
                                                -------           --------  -------

                                                199,227  sq. ft.  $ 14,763  $14,666
                                                =======           ========  =======

IV.     DISPOSITIONS

 DATE                                                          SALES     CASH      FINANCIAL       PROPERTY      PRINCIPAL
 SOLD    PROPERTY NAME       CITY, STATE           AREA        PRICE   PROCEEDS   GAIN (LOSS)        TYPE         TENANTS
-------  ---------------  ------------------  --------------   ------  ---------  ------------  ---------------  ---------
4/18/01  Eden Center      Eden, NC            56,355  sq. ft.  $3,950  $   3,830  $        742  Shopping Center  Food Lion

5/31/01  Chadwick Square  Hendersonville, NC  32,100  sq. ft.   2,401      2,351           366  Shopping Center  Food Lion
                                              ------           ------  ---------  ------------

                                              88,455  sq. ft.  $6,351  $   6,181  $      1,108
                                              ======           ======  =========  ============

ITEM  3.      LEGAL  PROCEEDINGS

     Presently, there are no material pending legal proceedings of which LP is aware involving LP or its properties.

ITEM  4.      SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Not  Applicable

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA
             (In  thousands,  except  per  share  amounts)

     The following table sets forth selected financial data for LP and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

                                  AS OF OR FOR THE YEARS ENDED      JULY 15, 1998
                                -------------------------------    (INCEPTION) TO
                                  2001       2000       1999      DECEMBER 31, 1998
                                ---------  ---------  ---------  -------------------
OPERATING DATA
Gross revenues                  $ 24,006   $ 20,626   $ 20,126         $ 7,187
Expenses                          13,908     12,241     11,465           3,912
                                ---------  ---------  ---------        ---------

Earnings from operations          10,098      8,385      8,661           3,275
Gain on sales of properties        1,108          -      1,130               -
                                ---------  ---------  ---------        ---------

     Net earnings               $ 11,206   $  8,385   $  9,791         $ 3,275
                                =========  =========  =========        =========

BALANCE SHEET DATA
Real estate, before
  accumulated depreciation      $172,770   $161,213   $147,123       $ 139,936
Real estate, net of
  accumulated depreciation       145,625    137,114    126,605         120,837
Total assets                     166,873    145,814    137,834         123,209
Total debt                        37,464     30,595     31,181          25,963
Total liabilities                 39,618     32,294     33,726          27,656
Total partners' capital          118,607    106,899     97,734          87,759

OTHER DATA
Net cash flows from (used in):
  Operating activities          $ 13,699   $ 10,837   $ 12,218         $ 4,128
  Investing activities           (10,979)   (13,898)    (2,246)        (11,973)
  Financing activities            (8,863)     9,345    (10,716)          8,948


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (Dollars  in  thousands,  except  per  share  amounts)

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     IRT Partners, L.P. ("LP"), a Georgia limited partnership formed on July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets. LP was formed by the Company in order to enhance the Company's acquisition opportunities through a "downreit" structure. This structure offers potential sellers the ability to make a tax-deferred sale of their real estate investments properties in exchange for OP Units of LP.

     IRT Property Company was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company is the sole general partner of LP and maintains an indirect partnership interest in LP through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). At December 31, 2001, IRT and IRTMC owned approximately 1% and 93.3%, respectively, of LP.

     At December 31, 2001, LP owned 25 neighborhood and community shopping centers located in North Carolina (12), Florida (9), Tennessee (3) and Georgia
(1). The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores. The following table summarizes the shopping centers by state for total gross leasable area ("GLA") and rental income for the years ended December 31, 2001 and 2000:

                      % OF GLA             % OF RENTAL INCOME
                -------------------        -------------------
                 2001         2000          2001         2000
                ------       ------        ------       ------
North Carolina   45.2%        51.9%         34.4%        42.9%
Florida          38.8%        29.7%         49.9%        38.9%
Tennessee        14.2%        16.3%         11.9%        13.5%
Georgia           1.8%         2.1%          3.8%         4.7%
                ------       ------        ------       ------

                100.0%       100.0%        100.0%       100.0%
                ======       ======        ======       ======

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions within the financial statements include valuation adjustments to tenant related accounts, determination of useful lives of assets subject to depreciation or amortization and impairment evaluation of operating and development properties and other long-term assets. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ significantly from those estimates.

     Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, are included in the notes to the financial statements in Item 8 of this report.

Revenue  Recognition
     Leases with tenants are accounted for as operating leases. Rental revenue is recognized on a straight-line basis over the initial lease term. Certain tenants are required to pay percentage rents based on their gross sales exceeding specified amounts. This percentage rental revenue is recorded upon collection. The Company receives reimbursements from tenants for real estate taxes, common area maintenance and other recoverable costs. These tenant reimbursements are recognized as revenue in the period the related expense is recorded.

     The Company makes valuation adjustments to all tenant related revenue based upon the tenant's credit and business risk. The Company, on behalf of LP, suspends the accrual of income on specific investments where interest, reimbursement or rental payments are delinquent sixty days or more. These valuation adjustments are estimates that affect LP's net earnings since an increase or decrease in the valuation adjustments directly leads to a decrease or increase in net earnings, respectively.

Rental  Properties
     Rental properties are stated at cost less accumulated depreciation. Costs incurred for the acquisition, renovation, and betterment of the properties are capitalized and depreciated over their estimated useful lives. Recurring maintenance and repairs are charged to expense as incurred. Depreciation is computed on a straight-line basis generally for a period of sixteen to forty years for buildings and significant improvements. Tenant improvements are depreciated on a straight-line basis over the life of the related lease.

     When costs are capitalized, the Company must make a judgment of the useful life of the asset for purposes of determining the amount of yearly depreciation, which affects net earnings. If the useful life were increased, yearly depreciation would be reduced, thus increasing net earnings.

Impairment  of  Properties
     The Company, on behalf of LP, periodically evaluates the carrying value of its long-lived assets, including operating properties, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. The Company, on behalf of LP, assesses whether there are any indicators that the value of the asset may be impaired. In addition, judgments are made in calculating the undiscounted cash flows. These assessments and judgments could have a material impact on net earnings since, if an impairment exists, the asset is written down to its estimated fair value and an impairment loss is recognized thereby reducing net earnings.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. LP adopted this statement on January 1, 2001. The Company or LP did not hold and has not engaged in transactions using derivative financial instruments. The adoption of this statement did not have a material effect on LP's balance sheet or results of operations.

     In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. LP adopted this standard on July 1, 2001 and adoption of this standard did not have a significant effect on LP's financial statements.

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. LP adopted this standard on January 1, 2002 and adoption of this standard did not have a significant effect on LP's financial statements.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. LP adopted this standard on January 1, 2002 and adoption of this standard did not have a significant effect on LP's financial statements.

COMPARISON  OF  2001  TO  2000  RESULTS  OF  OPERATIONS

Revenues
     Total revenues increased $3,380, or 16.4%, to $24,006 in 2001 primarily due to an increase in income from rental properties of $3,001, an increase in interest income of $86 and gain on a sale of an outparcel of $293.

     Income from rental properties increased $3,001, or 14.8%, to $23,296 in 2001. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $1,786, or 11.0%, primarily due to an increase in rental rates per square foot from $7.87 in 2000 to $7.94 in 2001 and the core portfolio of properties contributing $522, or an increase of 2.7%, over 2000. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $2,996 due to two properties acquired in 2001 and one property in 2000, which was partially offset by a $518 decrease in income attributable to the sale of two properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $23, or 7.3%, to $339 for 2001 due to the three acquired properties. Other rental income such as tenant reimbursements, tenant allowances (bad debt reserves) and lease cancellation fees, increased $1,192, or 31.8%, to $14,493. This increase was partially due to an increase in tenant reimbursements for common area maintenance ("CAM") of $658, or 17.2%. Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 75.9% in 2001 and 74.0% in 2000. This increase in the recovery percentage is due to an increase in operating costs and the three acquisitions. Tenant allowances decreased $55, or 45.1%, from 2000 and represented only 0.3% of total rental income in 2001. Lease cancellation fees decreased $429 due to the lease termination fee of an anchor in 2001.

     Interest income increased $86, or 26.0%, to $417 in 2001 from $331 in 2000. The increase was due to interest charged on advances to the Company which increased in 2001 as compared to 2000.

     In 2001, LP sold a land outparcel that is located at one of LP's shopping centers for $348, resulting in a gain of $293.

Expenses
     Total expenses increased $1,667, or 13.6%, to $13,908 in 2001 due to increases in operating expenses of rental properties of $811, interest expense of $331, depreciation of $314, amortization of debt costs of $9 and general and administrative expenses of $293.

     Operating expenses of rental properties increased $811, or 15.1%, to $6,182 in 2001. This increase was partially due to an increase of real estate taxes of $368, or 8.3%, over 2000 as a result of increased property values. Insurance costs increased by $85, or 34.0%, over 2000 due to a general increase in premiums. The Company amortizes lease fees that are capitalized and the amortization expense increased $76, or 40.2%, in 2001 due to increased leasing activity in 2001 and 2000. Tenant reimbursable operating expenses increased $811, or 15.1%, primarily due to higher operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $95, or 1.8%, over 2000 and the three properties acquired during 2001 and 2000 increasing expenses $825. These increases were partially offset by a decrease in expenses of $110 from the sales of two properties during 2001.

     Interest expense increased $331, or 13.6%, in 2001 primarily due to the new $7,500 mortgage note.

     The net increase of $314, or 8.8%, in depreciation expense in 2001 was due to the acquisition of a shopping center in the fourth quarter of 2000 and two during 2001, net of the effect of the disposition of two properties in 2001.

     Amortization of debt costs increased $9 primarily due to the new $7,500 mortgage note obtained in April 2001.

     General and administrative expenses increased $202, or 23.8%, to $1050 in 2001. This increase relates to an increase in expenses of the Company that are allocated to LP. Total general and administrative expenses as a percentage of total revenues was 4.4% and 4.1% for 2001 and 2000, respectively.

Other
     Gains on sales of properties increased to $1,108 in 2001. The Company sold two investments in limited growth or tertiary markets during 2001 for approximately $6,351. No such sales occurred in 2000.

Net  Earnings
     Net earnings increased $2,821, or 33.6%, to $11,206 in 2001 from $8,385 in 2000. This increase was attributable to an increase in revenues primarily from the increase in base rents per square foot, the gain on outparcel sale and the gains on the sales of properties. These increases were partially offset by higher operating expenses of the properties and higher general and administrative expenses.

COMPARISON  OF  2000  TO  1999  RESULTS  OF  OPERATIONS

Revenues
     Total revenues increased $500, or 2.5%, to $20,626 in 2000. This increase is due to a $493 increase in income in rental properties and a $187 increase in interest income from affiliates.

     Income from rental properties increased $493, or 2.5%, to $20,295 in 2000. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $192, or 1.2%, primarily from an increase in rental rates per square foot from $7.82 in 1999 to $7.87 in 2000 and the increase in income of $585 related to the acquisitions of two properties in 1999. This increase was partially offset by a decrease in revenues related to three properties sold in 1999 of $519. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $17, or 5.6%, to $317 for 2000. Other rental income such as tenant reimbursements, tenant allowances and lease cancellation fees, increased $284, or 8.2%, to $3,751 in 2000. This increase was partially due to an increase in tenant reimbursements for CAM of $456, or 13.6%. Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 74.0% in 2000 and 70.2% in 1999. This increase in the recovery percentage is due to the acquisition of two properties in 1999 as well as relatively stable tenant reimbursement expenses from 1999 to 2000. Tenant allowances increased $84 from 1999 due to several closed tenants. Tenant allowances represented only 0.6% of rental income in 2000. Lease cancellation fees decreased $58 to $45 in 2000 due to a termination of an anchor tenant in 1999. Overall, the core portfolio's income increased from 1999 to 2000 by $427, or 2.4%.

     Interest income increased $7, or 2.2%, to $331 in 2001 from $324 in 2000. The increase was primarily due to interest on advances to the Company which increased in 2000 over 1999.

Expenses
     Total expenses increased $776, or 6.8%, to $12,241 in 2000 due to increases in operating expenses of rental properties of $462, interest expense of $23, depreciation of $231 and administrative expenses of $60.

     Operating expenses of rental properties increased $462, or 9.4%, to $5,371 in 2000. This increase was primarily due to an increase in property taxes of $218, or 12.1%, and an increase in tenant reimbursement expenses of $164, or 8.9%. These increases were primarily due to the two acquisitions in 1999. Overall, the operating expenses of rental properties increased due to the core portfolio operating expenses increasing $397, or 9.1%, over 1999 and due to the two properties acquired during 1999 increasing expenses by $158 over1999. These increases were partially offset by a decrease in expenses of $93 from the sales of three properties during 2000.

     Interest expense increased $23, or 1.0%, in 2000 primarily due to a new mortgage in 1999 in conjunction with a property acquisition.

     The net increase of $231, or 6.9%, in depreciation expense in 2000 was due to the acquisition of two shopping centers in 1999, net of the effect of the disposition of three properties in 1999.

     General and administrative expenses increased $60, or 7.6%, to $848 in 2000 primarily due to an increase in operating expenses of the Company that are allocated to LP.

Other
     Gains on sales of properties decreased $1,130 in 2000 from 1999. The Company sold three shopping center investments in limited growth or tertiary markets during 1999. for approximately $9,170. No such sales occurred in 2000.

Net  Earnings
     Net earnings decreased $1,406, or 14.3%, to $8,385 in 2000 from $9,791 in 1999. The decrease was attributable to a decrease on the gains on sales of properties and an increase in operating expenses, partially offset by an increase in rental income.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company presently expects cash from LP's operating activities to be a primary source of funds to pay distributions, mortgage notes payments and certain capital improvements on LP's properties. Net cash from operating activities was $13,699 in 2001 as compared to $10,837 in 2000, an increase of 26.4%. The increase in cash flow is due to the rental income from two acquisitions in 2001 and one in 2000. Distributions to unitholders during 2001 and 2000 were $12,138 and $10,774, respectively. Mortgage principal payments for 2001 and 2000 were $671 and $586. Total capital expenditures on operating properties were $2,681 and $2,453, respectively.

     Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments, are expected to be funded to the extent necessary by mortgage financing, periodic sales or exchanges of existing properties and the issuance of OP Units. Net cash used in investing activities was $10,979 in 2001 as compared to $13,898 in 2000, a decrease of $2,919 or 21.0%. This decrease in cash used in investing activities was due to an increase in property sales in 2001 of $6,181 partially offset by two acquisitions in 2001.

     Net cash used in financing activities decreased to $8,863 in 2001 from cash provided by financing activities of $9,345 in 2000, a decrease of $18,208. This decrease in cash used in financing activities was due to advances to the Company of $18,130 in 2001, as compared to advances from the Company of $8,904 in 2000.

     LP guarantees the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     The Company, through LP, uses secured borrowings for use in meeting capital requirements. As of December 31, 2001, LP had $37,464 in mortgage notes payable at a weighted average interest rate of 7.72%, which are due in monthly installments with maturity dates ranging from 2006 to 2015.

     In April 2001, LP obtained a non-recourse, secured loan on its Pine Ridge Square property of $7,540, at a fixed interest rate of 7.02%. The loan is due and payable in ten years and the principal amortization is based on a thirty year amortization schedule.

     Future principal amortization and balloon payments applicable to mortgage notes payable at December 31, 2001 are as follows:

                    PRINCIPAL    BALLOON
YEAR              AMORTIZATION   PAYMENTS    TOTAL
----------------  -------------  ---------  -------
2002              $         644  $       -  $   644
2003                        699          -      699
2004                        757          -      757
2005                        823          -      823
2006                        762      4,797    5,559
Thereafter                6,074     21,613   27,687
                  -------------  ---------  -------

                  $       9,759  $  26,410   36,169
                  =============  =========
Interest Premium                              1,295
                                            -------

                                            $37,464
                                            =======

INFLATION  AND  ECONOMIC  FACTORS

     The effects of inflation upon LP's results of operations and investment portfolio are varied. From the standpoint of revenues, inflation has the dual effect of both increasing the tenant revenues upon which percentage rentals are based and allowing increased fixed rentals as rental rates rise generally to reflect higher construction costs on new properties. This positive effect is partially offset by increasing operating and interest expenses, but usually not to the extent of the increases in revenues.

ENVIRONMENTAL  FACTORS

     For the years commencing January 1, 2000, the Company, on behalf of LP, has maintained environmental and pollution legal liability insurance coverage to attempt to mitigate the associated risks. Although no assurance can be given that LP properties will not be affected adversely in the future by environmental problems, the Company presently believes that there are no environmental matters that are reasonably likely to have a material adverse effect on LP's financial position. See "Regulation" located within this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in thousands)

     The Company and LP utilize mortgage notes payable with fixed rates. Sudden changes in interest rates generally do not affect LP's interest expense as these debt instruments have fixed rates for extended periods of time. LP's potential risk is from increases in long-term real estate mortgage rates or borrowing rates that may occur. As the debt instruments mature, LP typically refinances such debt at the then current market interest rates, which may be more or less than the interest rates on the maturing debt.

     The table below provides information about LP's financial instruments that are sensitive to changes in interest rates or market conditions, including estimated fair values for the LP's interest rate sensitive liabilities as of December 31, 2001. As the table incorporates only those exposures that exist as of December 31, 2001, it does not address exposures which could arise after that date. Moreover, because there were no firm commitments to sell the obligations at fair value as of December 31, 2001, the information presented has limited predictive value. As a result, LP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and at prevailing interest rates. Dollar amounts in the following table are in thousands.

                                               Expected Maturity/Principal Repayment
                               Nominal*    -----------------------------------------------   Total     Fair
                           Interest Rate   2002   2003   2004   2005    2006   Thereafter   Balance    Value
                           --------------  -----  -----  -----  -----  ------  -----------  --------  -------
Fixed Rate Liabilities:
   Mortgage Notes Payable           7.72%  $ 757  $ 818  $ 883  $ 957  $5,700  $    28,349  $ 37,464  $38,796

*  Average  rate  as  of  December  31,  2001


                               IRT PARTNERS, L.P.

                          INDEX TO FINANCIAL STATEMENTS


                                                             PAGE
                                                             ----
Report of Independent Public Accountants. . . . . . . . . .    21

Balance Sheets:
    December 31, 2001 and 2000. . . . . . . . . . . . . . .    22

Statements of Earnings:
    For the Years Ended December 31, 2001, 2000 and 1999. .    23

Statements of Changes in Partners' Capital:
    For the Years Ended December 31, 2001, 2000 and 1999. .    24

Statements of Cash Flows:
    For the Years Ended December 31, 2001, 2000 and 1999. .    25

Notes to Financial Statements:
    December 31, 2001, 2000 and 1999. . . . . . . . . . . .    26


SCHEDULE

III    Real Estate and Accumulated Depreciation . . . . . .    34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  IRT  Partners,  L.P.:

     We have audited the accompanying balance sheets of IRT Partners, L.P. (a Georgia limited partnership) as of December 31, 2001 and 2000, and the related statements of earnings, changes in partners' capital and cash flows for each of the three years ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Partners, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              ARTHUR  ANDERSEN  LLP


Atlanta,  Georgia
January  24,  2002


                                 IRT PARTNERS, L.P.

                                   BALANCE SHEETS
                             DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT UNIT AMOUNTS)


                                                                 2001       2000
                                                               ---------  ---------
ASSETS
     Rental properties                                         $172,770   $161,213
     Accumulated depreciation                                   (27,145)   (24,099)
                                                               ---------  ---------
          Net rental properties                                 145,625    137,114

     Cash and cash equivalents                                      500      6,643
     Advances to affiliate, net                                  18,149         19
     Prepaid expenses and other assets                            2,599      2,038
                                                               ---------  ---------

          Total assets                                         $166,873   $145,814
                                                               =========  =========

LIABILITIES & PARTNERS' CAPITAL
Liabilities:
     Mortgage notes payable, net                               $ 37,464   $ 30,595
     Accrued expenses and other liabilities                       2,154      1,699
                                                               ---------  ---------

          Total liabilities                                      39,618     32,294

Limited partners' capital interest (815,852 OP Units in 2001
     and 2000, respectively) at redemption value                  8,648      6,621

Commitments and contingencies  (Note 5)

Partners' capital:
     General partner (144,229 and 129,433 OP Units
          in 2001 and 2000, respectively)                         1,269      1,131

     Limited partner (13,462,596 and 11,997,929 OP Units
          in 2001 and 2000, respectively)                       117,338    105,768
                                                               ---------  ---------


          Total partners' capital                               118,607    106,899
                                                               ---------  ---------

          Total liabilities and partners' capital              $166,873   $145,814
                                                               =========  =========

      The accompanying notes are an integral part of these balance sheets.


                               IRT PARTNERS, L.P.

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                               2001     2000     1999
                                              -------  -------  -------
Revenues:
     Income from rental properties            $23,296  $20,295  $19,802
     Gain on sale of outparcel                    293        -        -
     Interest income from affiliate               417      331      324
                                              -------  -------  -------

          Total revenues                       24,006   20,626   20,126
                                              -------  -------  -------

Expenses:
     Operating expenses of rental properties    6,182    5,371    4,909
     Interest on mortgages                      2,772    2,441    2,418
     Depreciation                               3,895    3,581    3,350
     Amortization of debt costs                     9        -        -
     General and administrative                 1,050      848      788
                                              -------  -------  -------

          Total expenses                       13,908   12,241   11,465
                                              -------  -------  -------

          Earnings before gain on
            sales of properties                10,098    8,385    8,661

Gain on sales of properties                     1,108        -    1,130
                                              -------  -------  -------

          Net earnings                        $11,206  $ 8,385  $ 9,791
                                              =======  =======  =======

        The accompanying notes are an integral part of these statements.


                                                     IRT PARTNERS, L.P.

                                         STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                       (IN THOUSANDS)
                                                                                                                  Limited
                                                                                                       Total     Partners'
                                                                               General    Limited    Partners'    Capital
                                                                               Partner    Partner     Capital     Interest
                                                                              ---------  ---------  -----------  ----------
Balance, December 31, 1998                                                    $    955   $ 86,804   $   87,759   $   7,794
Cash contributions for acquisitons of rental properties                             92      9,169        9,261           -
Distributions                                                                     (104)    (9,660)      (9,764)       (733)
Net Earnings                                                                        98      9,010        9,108         683
Adjustment to reflect limited partners' capital interest at redemption value         -      1,370        1,370      (1,370)
                                                                              ---------  ---------  -----------  ----------

Balance, December 31, 1999                                                       1,041     96,693       97,734       6,374
Cash contributions for acquisitons of rental properties                            113     11,688       11,801           -
Distributions                                                                     (107)    (9,900)     (10,007)       (767)
Net Earnings                                                                        84      7,705        7,789         596
Adjustment to reflect limited partners' capital interest at redemption value         -       (418)        (418)        418
                                                                              ---------  ---------  -----------  ----------

Balance, December 31, 2000                                                       1,131    105,768      106,899       6,621
Cash contributions for acquisitons of rental properties                            147     14,520       14,667           -
Distributions                                                                     (121)   (11,250)     (11,371)       (767)
Net Earnings                                                                       112     10,540       10,652         554
Adjustment to reflect limited partners' capital interest at redemption value         -     (2,240)      (2,240)      2,240
                                                                              ---------  ---------  -----------  ----------

Balance, December 31, 2001                                                    $  1,269   $117,338   $  118,607   $   8,648
                                                                              =========  =========  ===========  ==========

        The accompanying notes are an integral part of these statements.

                                             IRT PARTNERS, L.P.

                                          STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                               (IN THOUSANDS)


                                                                              2001       2000       1999
                                                                            ---------  ---------  ---------
Cash flows from operating activities:
  Net earnings                                                              $ 11,206   $  8,385   $  9,791
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                              3,895      3,581      3,350
     Gain on sale of operating properties                                     (1,108)         -     (1,130)
     Gain on sale of outparcel                                                  (293)         -          -
     Straight line rent adjustment                                              (189)       (41)         -
     Amortization of debt costs and discounts                                     10          -          -
     Changes in assets and liabilities:
       Increase in prepaid expenses and other assets                            (283)       (50)      (678)
       Increase (decrease) in accrued expenses and other liabilities             461     (1,038)       885
                                                                            ---------  ---------  ---------

Net cash flows from operating activities                                      13,699     10,837     12,218
                                                                            ---------  ---------  ---------

Cash flows used in investing activities:
  Additions to operating properties, net                                     (17,508)   (13,898)   (11,113)
  Proceeds from sales of operating properties, net                             6,181          -      8,867
  Proceeds from sale of outparcel, net                                           348          -          -
                                                                            ---------  ---------  ---------

Net cash flows used in investing activities                                  (10,979)   (13,898)    (2,246)
                                                                            ---------  ---------  ---------

Cash flows (used in) provided by financing activities:
  Issuance of units for cash                                                  14,666     11,801      9,261
  Distributions paid, net                                                    (12,138)   (10,774)   (10,497)
  Collection of advances to affiliate, net                                         -      8,904          -
  Advances to affiliate, net                                                 (18,130)         -     (8,956)
  Proceeds from mortgage notes payable                                         7,540          -          -
  Principal amortization of mortgage notes payable                              (671)      (586)      (524)
  Payment of deferred financing costs                                           (130)         -          -
                                                                            ---------  ---------  ---------

Net cash flows (used in) provided by financing activities                     (8,863)     9,345    (10,716)
                                                                            ---------  ---------  ---------

Net (decrease) increase in cash and cash equivalents                          (6,143)     6,284       (744)

Cash and cash equivalents at beginning of period                               6,643        359      1,103
                                                                            ---------  ---------  ---------

Cash and cash equivalents at end of period                                  $    500   $  6,643   $    359
                                                                            =========  =========  =========

Supplemental disclosures of cash flow information:

  Total cash paid for interest                                              $  2,745   $  2,445   $  2,386
                                                                            =========  =========  =========

        The accompanying notes are an integral part of these statements.

                               IRT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT UNIT DATA)
                   (UNAUDITED WITH RESPECT TO SQUARE FOOTAGE)

1.     ORGANIZATION  AND  NATURE  OF  OPERATIONS

     IRT Partners, L.P. ("LP"), a Georgia limited partnership formed July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets.

     The Company is the sole general partner of LP and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). The Company initially contributed 20 shopping centers, related assets and cash to LP in exchange for 8,486,217 limited partnership units ("OP Units"). The Company was issued additional OP Units in exchange for cash contributions to fund further acquisition activity. Since the formation of LP, the Company has contributed cash to acquire seven shopping centers and LP has divested five shopping centers. At December 31, 2001, IRT and IRTMC own approximately 1% and 93.3%, respectively of LP.

     LP was formed by the Company in order to enhance the Company's acquisition opportunities through a downreit structure. This structure offers potential sellers the ability to make a tax-deferred sale of their real estate properties in exchange for OP Units of LP. In August 1998, certain unaffiliated persons contributed their interests in three Florida shopping centers in exchange for a total of 815,852 OP Units.

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

     Federal income tax laws require the Company, as a REIT, to distribute 90% (95% for years prior to 2001) of its ordinary taxable income. LP makes quarterly distributions to holders of OP Units to enable the Company to satisfy this requirement.

     At December 31, 2001, LP owns 25 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions within the financial statements include impairment evaluation of operating and development properties and other long-term assets, determination of useful lives of assets subject to depreciation or amortization and valuation adjustments to tenant related accounts. Actual results could differ from those estimates.

REVENUE  RECOGNITION

     Leases with tenants are accounted for as operating leases. Rental revenue is recognized on a straight-line basis over the initial lease term. Certain tenants are required to pay percentage rents based on their gross sales exceeding specified amounts. This percentage rental revenue is recorded upon collection. The Company receives reimbursements from tenants for real estate taxes, common area maintenance and other recoverable costs. These tenant reimbursements are recognized as revenue in the period the related expense is recorded.

     The Company, on behalf of LP, makes valuation adjustments to all tenant related revenue based upon the tenant's credit and business risk. LP suspends the accrual of income on specific investments where interest, reimbursement or rental payments are delinquent sixty days or more.

     Other  non-rental  revenue  is  recognized  as  revenue  when  earned.

     Gains on sales of real estate assets are recognized at the time title to the asset is transferred to the buyer, subject to the adequacy of the buyer's initial and continuing investment and the assumption by the buyer of all future ownership risks of the property. The gain for sales of operating properties is calculated based on the net carrying value of the property at the time of sale. The net carrying value represents the cost of acquisition, renovation or betterment of the property less the accumulated depreciation of such costs. For gains on outparcel sales, the gain is calculated based on the value assigned to the outparcel lot through specific identification of costs or the relative sales value of the outparcel lot to the entire property.

RENTAL  PROPERTIES

     Rental properties are stated at cost less accumulated depreciation. Costs incurred for the acquisition, renovation, and betterment of the properties are capitalized and depreciated over their estimated useful lives. Recurring maintenance and repairs are charged to expense as incurred. Depreciation is computed on a straight-line basis generally for a period of sixteen to forty years for buildings and significant improvements. Tenant improvements are depreciated on a straight-line basis over the life of the related lease.

     The Company periodically evaluates the carrying value of LP's long-lived assets, including operating and development properties, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If an impairment exists, the asset is written down to its estimated fair value and an impairment loss is recognized. Management believes that no material impairment existed at December 31, 2001, and accordingly no loss was recognized.

CASH  EQUIVALENTS

     LP considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED  LEASING  COSTS

     Internal and external commission costs incurred in obtaining tenant leases are included in prepaid expenses and other assets. The costs are amortized on a straight-line basis over the terms of the related leases. Upon lease cancellation or termination, unamortized costs are charged to operations.

DEFERRED  FINANCE  COSTS

     Costs related to loan costs incurred in obtaining long-term financing are included within prepaids and other assets. The costs are capitalized and amortized over the life of the financing on a straight-line basis, which approximates the effective interest method. Upon prepayment, applicable unamortized costs are charged to operations.

INCOME  TAXES

     No federal or state income taxes are reflected in the accompanying financial statements since LP is a partnership and its partners are required to include their respective share of profits and losses in their income tax returns.

SEGMENT  REPORTING

     In 1998 LP adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. LP's chief operating decision maker is the senior management group of the Company.

     LP  owns  and  operates  retail shopping centers in the southeastern United
States. Such shopping centers generate rental and other revenue through the leasing of shop spaces to a diverse base of tenants. LP evaluates the performance of each of its shopping centers on an individual basis due to specific geographical market demographics and local competitive forces. However, because the shopping centers have generally similar economic characteristics and tenants, the shopping centers have been aggregated into one reportable segment.

DERIVATIVE  FINANCIAL  INSTRUMENTS

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company and LP adopted this statement on January 1, 2001. The Company or LP did not hold and has not engaged in transactions using derivative financial instruments. The adoption of this statement did not have a material effect on LP's balance sheet or results of operations.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. LP adopted this standard on January 1, 2002 and believes adoption of this standard will not have a significant effect on the LP's financial statements.

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. LP adopted this standard on January 1, 2002 and believes adoption of this standard will not have a significant effect on LP's financial statements.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifies implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. LP adopted this standard on January 1, 2002 and believes adoption of this standard will not have a significant effect on LP's financial statements.

RECLASSIFICATION  OF  PRIOR  YEAR  AMOUNTS

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2001 presentation.

3.     RENTAL  PROPERTIES

     Buildings and related improvements are depreciated on a straight-line basis for a period of 16 to 40 years. Tenant improvements are depreciated on a straight-line basis over the life of the related lease. Rental properties are comprised of the following:

                                               DECEMBER 31,
                                            ------------------
                                              2001      2000
                                            --------  --------
Land related to buildings and improvements  $ 40,555  $ 37,428
Buildings and improvements                   128,222   158,584
Tenant improvements                            3,993     2,629
                                            --------  --------

     Total rental properties                $172,770  $161,213
                                            ========  ========

     Rental properties acquired in 2001 and 2000 and disposed in 2001 are summarized below. LP did not dispose of any properties in 2000.


                                                  SHOPPING CENTER ACQUISITIONS

      Date                                                         Square   Year Built/   % Leased       Total     Initial
    Acquired       Property Name                   City, State     Footage  Renovated   at Acquisition    Cost    Cash Paid
-----------------  ---------------------------  -----------------  -------  ---------   ---------------  -------  ----------
                                                               2001 ACQUISITIONS
          4/12/01  Unigold Shopping Center      Orlando, FL        102,985       1987               97%  $ 8,000  $    7,903
         11/30/01  Carrollwood Shopping Center  Tampa, FL           96,242  1971/1996               85%    6,763       6,763
                                                                   -------                               -------  ----------
                                                                   199,227                               $14,763  $   14,666
                                                                   =======                               =======  ==========

                                                               2000 ACQUISITIONS
         12/28/00  Pine Ridge Square            Coral Springs, FL  117,399       1986              100%  $11,600  $   11,438


                                  SHOPPING CENTER DISPOSITIONS

      Date                                              Square   Sales      Net      Gain
      Sold         Property Name       City, State      Footage  Price   Proceeds   (Loss)
-----------------  ---------------  ------------------  -------  ------  ---------  -------
                                2001 DISPOSITIONS
          4/18/01  Eden Center      Eden, NC             56,355  $3,950  $   3,830  $   742
          5/31/01  Chadwick Square  Hendersonville, NC   32,100   2,401      2,351      366
                                                        -------  ------  ---------  -------
                                                         88,455  $6,351  $   6,181  $ 1,108
                                                        =======  ======  =========  =======

4.     MORTGAGE  NOTES  PAYABLE

     Mortgage notes payable are collateralized by various real estate investments having a net carrying value of approximately $60,968 at December 31, 2001. These notes have stated interest rates ranging from 7.02% to 9.1875% and are due in monthly installments with maturity dates ranging from 2006 to 2015.

     In April 2001, LP obtained a non-recourse, secured loan on Pine Ridge Square of $7,540, at a fixed interest rate of 7.02%. The loan is due and payable in ten years and the principal amortization is based on a thirty year amortization schedule. Costs associated with obtaining the secured note totaled $130 and are being amortized over the term of the loan.

     Future principal amortization and balloon payments applicable to mortgage notes payable at December 31, 2001 are as follows:

                    PRINCIPAL    BALLOON
YEAR              AMORTIZATION   PAYMENTS    TOTAL
----------------  -------------  ---------  -------
2002              $         644  $       -  $   644
2003                        699          -      699
2004                        757          -      757
2005                        823          -      823
2006                        762      4,797    5,559
Thereafter                6,074     21,613   27,687
                  -------------  ---------  -------

                  $       9,759  $  26,410   36,169
                  =============  =========
Interest Premium                              1,295
                                            -------

                                            $37,464
                                            =======

     Based on the borrowing rates currently available to LP for notes with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $38,796 and $41,305 at December 31, 2001 and 2000, respectively.

5.     COMMITMENTS  AND  CONTINGENCIES

     LP has guaranteed the bank indebtedness and senior indebtedness of the Company.

     LP is not aware of any environmental problems on the properties owned. LP has not obtained phase one environmental surveys on those properties owned and located in North Carolina. Although no assurance can be given that LP's properties will not be affected adversely in the future by environmental problems, LP presently believes that there are no environmental matters that are reasonably likely to have a material adverse effect on LP's financial position.

6.     RENTAL  INCOME

     Leases with tenants are accounted for as operating leases. Certain tenants are required to pay percentage rents based on gross sales exceeding stated amounts. LP receives reimbursements from tenants for real estate taxes, common area maintenance and other recoverable costs. Rents from tenants are summarized as follows:

                           2001     2000     1999
                          -------  -------  -------
Minimum rental income     $18,014  $16,228  $16,035
Percentage rental income      339      316      300
Other rental income         4,943    3,751    3,467
                          -------  -------  -------

  Total rental income     $23,296  $20,295  $19,802
                          =======  =======  =======

     Minimum rents to be received from tenants on noncancellable operating leases for LP's shopping center investments at December 31, 2001 are as follows:

YEAR         AMOUNT
----------  --------
2002        $ 18,548
2003          16,603
2004          14,146
2005          11,547
2006           8,622
Thereafter    32,781
            --------

            $102,247
            ========

7.     RELATED  PARTY  TRANSACTIONS

     LP advances cash generated by the properties within LP to the Company based on cash flow requirements. Also, in certain instances, the Company advances cash to LP for operating requirements. As of December 31, 2001, LP had advances to the Company of $18,149. During 2001, the Company paid LP approximately $417 in interest from the advances, which bear interest calculated on a monthly basis, at the three-month treasury bill rate.

8.     EVENT  SUBSEQUENT  TO  DATE  OF  AUDITOR'S  REPORT  (UNAUDITED)

     On February 19, 2002, LP acquired Parkwest Crossing, a 85,602 square foot neighborhood shopping center located in the Raleigh-Durham area of North Carolina. LP acquired the center for approximately $6,600, including an assumption of a $4,800, 8.1% mortgage secured by the property. The mortgage is due and payable in ten years and the principal amortization is based on a thirty year amortization schedule.

9.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the fiscal years ended December 31, 2001 and 2000.

                                                               2001
                                              --------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER
                                              --------  --------  --------  --------
Revenues                                      $  6,033  $  6,028  $  6,100  $  5,845
                                              ========  ========  ========  ========

Earnings before gains on sales of properties  $  2,659  $  2,564  $  2,620  $  2,255
Gain on sales of properties                          -     1,108         -         -
                                              --------  --------  --------  --------

Net earnings                                  $  2,659  $  3,672  $  2,620  $  2,255
                                              ========  ========  ========  ========

                                                                2000
                                              --------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER
                                              --------  --------  --------  --------

Revenues                                      $  5,210  $  5,199  $  5,119  $  5,097
                                              ========  ========  ========  ========

Net earnings                                  $  2,227  $  2,207  $  2,009  $  1,942
                                              ========  ========  ========  ========

                                                                    SCHEDULE III

                               IRT PARTNERS, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                       (IN THOUSANDS, EXCEPT USEFUL LIVES)

                                                       COSTS           AMOUNT    ACCUMULATED  USEFUL
                                        INITIAL     CAPITALIZED       AT WHICH   DEPRECIATION LIFE OF
                               ENCUM-   COST TO    SUBSEQUENT TO     CARRIED AT    AT CLOSE   BUILDINGS         DATE
DESCRIPTION                   BRANCES   COMPANY     ACQUISITION    CLOSE OF YEAR    OF YEAR    (YEARS)        ACQUIRED
----------------------------  --------  --------  ---------------  --------------  ---------  ----------  ----------------
Asheville Plaza
  Asheville, NC
    Land                             -        53              15               68          -          30  April, 1986
    Buildings                                336               2              338        178

Bay Pointe Plaza
  St. Petersburg, FL
    Land                             -     3,250               -            3,250          -          40  December, 1998
    Buildings                              3,138           2,040            5,178        265

Carrollwood Center
   Tampa, FL
    Land                             -     1,661               -            1,661          -          40  November, 2001
    Buildings                              4,999              87            5,086         10

Centre Pointe Plaza
  Smithfield, NC
    Land                             -       984              12              996          -          40  December, 1992 &
    Buildings                              8,003             303            8,306      1,957              December, 1993

Charlotte Square  (1)
  Port Charlotte, FL
    Land                         3,993     2,114               -            2,114          -          40  August, 1998
    Buildings                              3,892             364            4,256        391

Chestnut Square
  Brevard, NC
    Land                             -       296               -              296          -          40  January, 1992
    Buildings                              1,113             106            1,219        323

Forest Hills Centre
  Wilson, NC
    Land                             -       870              (9)             861          -          40  August, 1990
    Buildings                              4,121             772            4,893      1,327

Forrest Gallery
  Tullahoma, TN
    Land                             -     2,137              11            2,148          -          40  December, 1992
    Buildings                              9,978             821           10,799      2,689

The Galleria
  Wrightsville Beach, NC
    Land                             -     1,070             (41)           1,029          -          40  August, 1986
    Buildings                              6,139           1,390            7,529      2,597              & December, 1987

Lawrence Commons
  Lawrenceburg, TN
    Land                             -       816               -              816          -          40  August, 1992
    Buildings                              2,729              63            2,792        695

Pine Ridge Square
  Coral Springs, FL
     Land                        7,502     2,909               -            2,909          -          40  December, 2000
     Buildings                             8,727              34            8,761        219

Plaza North
  Hendersonville, NC
    Land                             -       658               -              658          -          40  August, 1992
    Buildings                              1,796              65            1,861        448

Providence Square
  Charlotte, NC
    Land                             -       450               -              450          -          35  December, 1971
    Buildings                              1,896           2,422            4,318      3,545

Riverside Square  (1)
  Coral Springs, FL
    Land                         8,488     5,893               -            5,893          -          40  August, 1998
    Buildings                              7,131             223            7,354        672

Riverview Shopping Center
  Durham, NC
    Land                             -       400               -              400          -          35  March, 1972
    Buildings                              1,823           4,713            6,536      3,166

Salisbury Marketplace
  Salisbury, NC
    Land                             -       734               -              734          -          40  August, 1996
    Buildings                              3,878              62            3,940        543

Shelby Plaza
  Shelby, NC
    Land                             -         -               -                -          -          21  April, 1986
    Buildings                                937             855            1,792      1,156

Shoppes at Lago Mar
  Miami, FL
    Land                         5,423     3,170               -            3,170          -          40  February, 1999
    Buildings                              6,743              17            6,760        477

Smyrna Village
  Smyrna, TN
    Land                             -       968              21              989          -          40  August, 1992
    Buildings                              4,744             181            4,925      1,186

Stanley Market Place
  Stanley, NC
    Land                             -       198               -              198          -          35  January, 1992
    Buildings                              1,603              66            1,669        442

Tamarac Town Square  (1)
  Tamarac, FL
    Land                         6,772     4,637               -            4,637          -          40  August, 1998
    Buildings                              6,015             979            6,994        647

Treasure Coast
  Vero Beach, FL
    Land                         5,286     2,471               -            2,471          -          40  May, 1998
    Buildings                              8,622             240            8,862        804

Unigold Shopping Center
    Orlando, FL
    Land                             -     2,410               -            2,410          -          40  April, 2001
    Buildings                              5,627              87            5,714         96

Williamsburg at Dunwoody
  Dunwoody, GA
    Land                             -     1,638               -            1,638          -          40  March 1999
    Buildings                              3,964              32            3,996        286

Willowdaile Shopping Center
  Durham, NC
    Land                             -       937            (178)             759          -          40  August, 1986 &
    Buildings                              7,352             985            8,337      3,026              December, 1987


                              $ 37,464  $156,030  $       16,740   $      172,770  $  27,145
                              ========  ========  ===============  ==============  =========

                                 YEAR
DESCRIPTION                   COMPLETED
----------------------------  ----------
Asheville Plaza
  Asheville, NC
    Land                            1967
    Buildings

Bay Pointe Plaza
  St. Petersburg, FL
    Land                            1998
    Buildings

Carrollwood Center
   Tampa, FL
    Land                          1971 &
    Buildings                       1996

Centre Pointe Plaza
  Smithfield, NC
    Land                          1989 &
    Buildings                       1993

Charlotte Square  (1)
  Port Charlotte, FL
    Land                            1998
    Buildings

Chestnut Square
  Brevard, NC
    Land                            1985
    Buildings

Forest Hills Centre
  Wilson, NC
    Land                          1990 &
    Buildings                       1995

Forrest Gallery
  Tullahoma, TN
    Land                            1987
    Buildings

The Galleria
  Wrightsville Beach, NC
    Land                      1986, 1990
    Buildings                      &1996

Lawrence Commons
  Lawrenceburg, TN
    Land                            1987
    Buildings

Pine Ridge Square
  Coral Springs, FL
     Land                           1986
     Buildings

Plaza North
  Hendersonville, NC
    Land                            1986
    Buildings

Providence Square
  Charlotte, NC
    Land                            1973
    Buildings

Riverside Square  (1)
  Coral Springs, FL
    Land                            1998
    Buildings

Riverview Shopping Center
  Durham, NC
    Land                          1973 &
    Buildings                       1994

Salisbury Marketplace
  Salisbury, NC
    Land                            1987
    Buildings

Shelby Plaza
  Shelby, NC
    Land                            1972
    Buildings

Shoppes at Lago Mar
  Miami, FL
    Land                            1995
    Buildings

Smyrna Village
  Smyrna, TN
    Land                            1992
    Buildings

Stanley Market Place
  Stanley, NC
    Land                          1980 &
    Buildings                       1991

Tamarac Town Square  (1)
  Tamarac, FL
    Land                            1998
    Buildings

Treasure Coast
  Vero Beach, FL
    Land                            1998
    Buildings

Unigold Shopping Center
    Orlando, FL
    Land                            1987
    Buildings

Williamsburg at Dunwoody
  Dunwoody, GA
    Land                            1983
    Buildings

Willowdaile Shopping Center
  Durham, NC
    Land                            1986
    Buildings


(1)  Contributed  by  unaffiliated  limited  partners.

     Real  estate  activity  is  summarized  as  follows:

                                         2001       2000      1999
                                       ---------  --------  ---------

RENTAL PROPERTIES:
Cost -
  Balance at beginning of year         $161,213   $147,123  $139,936
  Acquisitions and improvements          17,510     14,090    11,113
                                       ---------  --------  ---------

                                        178,723    161,213   151,049
  Cost of properties sold                (5,953)         -    (3,926)

    Balance at end of year             $172,770   $161,213  $147,123

Accumulated depreciation -
  Balance at beginning of year         $ 24,099   $ 20,518  $ 19,099
  Depreciation                            3,895      3,581     3,350
                                       ---------  --------  ---------

                                         27,994     24,099    22,449
  Accumulated depreciation related to
    rental properties sold                 (849)         -    (1,931)

    Balance at end of year             $ 27,145   $ 24,099  $ 20,518
                                       =========  ========= =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.




                                    PART III

     The information called for under this Part III is inapplicable to LP and you should refer to the Form 10-K of IRT Property Company, as the sole general partner of LP, for additional information that may be important to you.




                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL  STATEMENTS  AND  SCHEDULES

       Included  in  Part  II  of  this  Report  are  the  following:

          Report  of  Independent  Public  Accountants

          Balance  Sheets  at  December  31,  2001  and  2000

          Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999

          Statements of Changes in Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999

          Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

          Notes  to  Financial  Statements

          Schedule  III  -  Real  Estate  and  Accumulated  Depreciation

EXHIBITS

3.1 Certificate of Limited Partnership of IRT Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of IRT Partners, L.P. for the quarter ended March 31, 2001, Commission File No. 1-7859).

3.2 Agreement of Limited Partnership of IRT Partners, L.P., and Amendment No. 1 thereto (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of IRT Property Company filed on September 15, 1998, Commission
     File  No.  1-7859).

4.1 Supplemental Indenture No. 3, dated September 9, 1998, by and between IRT Property Company, IRT Partners, L.P. and SunTrust Bank, Atlanta, as Trustee, to the Indenture between the Company and the Trustee, dated
     November 9, 1995 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of IRT Property Company filed on September 15, 1998,
     Commission  File  No.  1-7859).

4.2 Indenture, dated September 9, 1998, by and between IRT Property Company and SunTrust Bank, Atlanta, as Trustee, relating to senior debt securities (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of IRT Property Company filed on September 15, 1998, Commission File No. 1-7859).

4.3 Supplemental Indenture No. 1, dated September 9, 1998, by and between IRT Property Company, IRT Partners, L.P. and SunTrust Bank, Atlanta, as Trustee, to the Indenture between the Company and the Trustee, dated September 9, 1998, relating to senior debt securities (which Indenture is referred to as Exhibit 4.2 hereto) (incorporated by reference to Exhibit
     4.3 to the Current Report on Form 8-K of IRT Property Company filed on September 15, 1998, Commission File No. 1-7859).

4.4 Indenture, dated September 9, 1998, by and between IRT Property Company and SunTrust Bank, Atlanta, as Trustee, relating to subordinated debt securities (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of IRT Property Company filed on September 15, 1998, Commission File No. 1-7859).

10.1 Amended and Restated Loan Agreement, dated as of September 9, 1998, by and among the Company and NationsBank, N.A., AmSouth Bank and First Union National Bank, as Banks, NationsBank, N.A., as the Swing Loan Lender, and NationsBank, N.A., as the Administrative Agent for the Banks, including the Guaranty (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of IRT Property Company filed on September 15, 1998, Commission File No. 1-7859).

12   Ratio  of  Earnings  to  Fixed  Charges.

23 Consent of Arthur Andersen LLP to the incorporation of their report included in this Form 10-K.

99.1 Confirmation of Receipt of Representations Letter from Arthur Andersen LLP.

REPORTS  ON  FORM  8-K

     LP did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March  27,  2002


                                      IRT Property Company, as general partner


                                      By:  /s/ Thomas H. McAuley
                                         -------------------------------------
                                          Thomas  H.  McAuley
                                          President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                        TITLE                            DATE
     ----                        -----                            ----

   /s/  Thomas  H.  McAuley      President &                March  27,  2002
------------------------------   Chief  Executive  Officer
   Thomas H. McAuley

   /s/  James  G.  Levy          Executive Vice-President & March  27,  2002
------------------------------   Chief Financial Officer
   James  G.  Levy