Form 10-Q
period 2002-03-31
IRT PARTNERS L P
filed 2002-05-15
CIK 1073890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended     March 31, 2002
                                                ----------------------

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

                       SPECIAL CAUTIONARY NOTICE REGARDING
                           FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for IRT Partners, L.P. ("LP"), including, but not limited to, the section herein entitled "Management's
Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities
Exchange Act of 1934, as amended, that are based on LP's beliefs and assumptions, as well as information currently available to LP. Readers can identify these forward-looking statements through LP's use of words such as "may," "will," "intend," "project," "would," "could," "should," "expect," "anticipate," "assume," "believe," "estimate," "continue" or other similar words. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond LP's control. LP's actual results may differ significantly from those expressed or implied in such forward-looking statements. Factors that might cause these differences include, but are not limited to:

- changes in tax laws or regulations, especially those relating to real estate investment trusts and real estate in general;

-    the  number,  frequency  and  duration  of  vacancies that LP experiences;

- LP's ability to solicit new tenants and to obtain lease renewals from existing tenants on terms that are favorable to LP;

-    tenant  bankruptcies  and  closings;

- the general financial condition of, or possible mergers or acquisitions involving, LP's tenants and competitors;

-    competition;

-    changes  in  interest  rates  and  national and local economic conditions;

-    possible  environmental  liabilities;

-    the  availability,  cost  and  terms  of  financing;

- LP's ability to identify, acquire, construct or develop additional properties that result in the returns anticipated or sought; and

- LP's ability to effectively integrate properties or portfolio acquisitions or other mergers or acquisitions.

     Readers should not rely on the information contained in any forward-looking statements and should not expect LP to update or revise any forward-looking statements. With respect to such forward-looking statements, LP claims protection under the Private Securities Litigation Reform Act of 1995. The information in this Report, including the information contained in forward-looking statements, is also qualified by the special cautionary notice regarding forward-looking statements and the information in the section entitled "Risk Factors" contained in LP's Annual Report on Form 10-K for the year ended December 31, 2001 and other filings that LP makes with the Securities and Exchange Commission, which are incorporated herein by reference. The documents that LP files with the Securities and Exchange Commission are available from LP, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Internet website of the Securities and Exchange Commission (http://www.sec.gov).

ITEM  1.  FINANCIAL  STATEMENTS

                                     IRT PARTNERS, L.P.

                                       BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT UNIT AMOUNTS)


                                                                 March 31,    December 31,
                                                                   2002           2001
                                                               ------------  --------------
                                                                (Unaudited)
ASSETS
     Rental properties                                         $   179,593   $     172,770
     Accumulated depreciation                                      (28,181)        (27,145)
                                                               ------------  --------------
          Net rental properties                                    151,412         145,625

     Cash and cash equivalents                                         630             500
     Advances to affiliate, net                                     17,648          18,149
     Prepaid expenses and other assets                               3,030           2,599
                                                               ------------  --------------

          Total assets                                         $   172,720   $     166,873
                                                               ============  ==============

LIABILITIES & PARTNERS' CAPITAL
Liabilities:
     Mortgage notes payable, net                               $    42,074   $      37,464
     Accrued expenses and other liabilities                          2,155           2,154
                                                               ------------  --------------

          Total liabilities                                         44,229          39,618

Limited partners' capital interest (815,852 OP Units in 2002
     and 2001, respectively) at redemption value                     9,423           8,648

Commitments and contingencies  (Note 6)

Partners' capital:
     General partner (145,999 and 144,229 OP Units
          in 2002 and 2001, respectively)                            1,282           1,269

     Limited partner (13,637,773 and 13,462,596 OP Units
          in 2002 and 2001, respectively)                          117,786         117,338
                                                               ------------  --------------


          Total partners' capital                                  119,068         118,607
                                                               ------------  --------------

          Total liabilities and partners' capital              $   172,720   $     166,873
                                                               ============  ==============


      The accompanying notes are an integral part of these balance sheets.

                               IRT PARTNERS, L.P.

                             STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                            Three Months Ended
                                                 March 31,
                                              --------------

                                                2002    2001
                                              ------  ------
Revenues:
     Income from rental properties            $6,391  $5,740
     Gain on sale of outparcel                     -     293
     Interest income from affiliate               79       -
                                              ------  ------

          Total revenues                       6,470   6,033
                                              ------  ------

Expenses:
     Operating expenses of rental properties   1,712   1,551
     Interest on mortgages                       766     603
     Depreciation                              1,036     960
     Amortization of debt costs                    4       -
     General and administrative                  272     241
     Interest due to affiliate                     -      19
                                              ------  ------

          Total expenses                       3,790   3,374
                                              ------  ------

          Net earnings                        $2,680  $2,659
                                              ======  ======


        The accompanying notes are an integral part of these statements.

                                       IRT PARTNERS, L.P.

                                    STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                          (UNAUDITED)
                                         (IN THOUSANDS)
                                                                            Three Months Ended
                                                                                March 31,
                                                                            -------------------

                                                                              2002      2001
                                                                            --------  ---------
Cash flows from operating activities:
  Net earnings                                                              $ 2,680   $  2,659
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                             1,036        960
     Gain on sale of outparcel                                                    -       (293)
     Straight line rent adjustment                                              (59)       (38)
     Amortization of debt costs and discounts                                     4          -
     Changes in assets and liabilities:
       Increase in prepaid expenses and other assets                           (321)        38
       Increase (decrease) in accrued expenses and other liabilities              1        326
                                                                            --------  ---------

Net cash flows from operating activities                                      3,341      3,652
                                                                            --------  ---------

Cash flows (used in) from investing activities:
  Additions to operating properties, net                                     (2,022)       (95)
  Proceeds from sale of outparcel, net                                            -        348
                                                                            --------  ---------

Net cash flows (used in) from investing activities                           (2,022)       253
                                                                            --------  ---------

Cash flows used in financing activities:
  Issuance of units for cash                                                  1,946          -
  Distributions paid, net                                                    (3,390)    (2,727)
  Collection of advances to affiliate, net                                      502          -
  Advances to affiliate, net                                                      -     (7,647)
  Principal amortization of mortgage notes payable                             (191)      (154)
  Payment of deferred financing costs                                           (56)       (15)
                                                                            --------  ---------

Net cash flows used in financing activities                                  (1,189)   (10,543)
                                                                            --------  ---------

Net increase (decrease) in cash and cash equivalents                            130     (6,638)

Cash and cash equivalents at beginning of period                                500      6,643
                                                                            --------  ---------

Cash and cash equivalents at end of period                                  $   630   $      5
                                                                            ========  =========

Supplemental disclosures of cash flow information:
  Total cash paid for interest                                              $   734   $    604
                                                                            ========  =========

Non-cash transaction:
     Assumption of mortgage in connection with acquisition                  $ 4,800   $      -
                                                                            ========  =========


        The accompanying notes are an integral part of these statements.

                                IRT PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                   (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)


1.  Unaudited  Financial  Statements

     These financial statements for interim periods are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 2002 and 2001 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.  Organization  and  Nature  of  Operations

     IRT Partners, L.P. ("LP"), a Georgia limited partnership formed July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets.

     The Company is the sole general partner of LP and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). The Company initially contributed 20 shopping centers, related assets and cash to LP in exchange for 8,486,217 limited partnership units of LP ("OP Units"). The Company was issued additional OP Units in exchange for cash contributions to fund further acquisition activity. Since the formation of LP, the Company has contributed cash to acquire eight shopping centers, and LP has divested five shopping centers. At March 31, 2002, IRT and IRTMC owned approximately 1% and 93.4%, respectively of LP.

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

     At March 31, 2002, LP owned 26 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

3.  Rental  Properties

    The  rental  property  acquired  in  2002  is  summarized  below.


                                          SHOPPING CENTER ACQUISITIONS


  Date                                    Square   Year Built/     % Leased      Total Initial
Acquired  Property Name      City, State  Footage   Renovated   at Acquisition        Cost       Cash Paid
--------  -----------------  -----------  -------  -----------  ---------------  --------------  ----------
 2/19/02  Parkwest Crossing  Durham, NC    85,602         1991             100%  $        6,620  $    1,946

     In connection with the acquisition of Parkwest Crossing, the Company assumed a $4,800, 8.1% mortgage. See note 5.

4.  Advances  to  Affiliate

     LP advances cash generated by the properties within LP to the Company based on cash flow requirements. Also, in certain instances, the Company advances cash to LP for repayment of prior advances or for current operating requirements. As of March 31, 2002, LP had advances to the Company of $17,648. During 2002, the Company paid LP approximately $79 in interest from the advances, which bear interest calculated on a monthly basis, at the three-month treasury bill rate.

5.  Mortgage  Notes  Payable

    On February 19, 2002, the Company assumed a non-recourse, secured loan totaling $4,800, in connection with the acquisition of Parkwest Crossing. The secured loan has a fixed interest rate of 8.1%. The loan is due and payable September 1, 2010, and the principal amortization is based on a thirty year amortization schedule. Costs associated with assuming the secured loan totaled $56 and is being amortized over the term of the loan.

6.  Commitments  and  Contingencies

    LP has guaranteed the bank indebtedness and senior indebtedness of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as the Quarterly Report on Form 10-Q of IRT Property Company.

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

     IRT Property Company was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company is the sole general partner of LP and maintains an indirect partnership interest in LP through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). At March 31, 2002, IRT and IRTMC owned approximately 1% and 93.4%, respectively, of LP.

     At March 31, 2002, LP owned 26 neighborhood and community shopping centers located in North Carolina (13), Florida (9), Tennessee (3) and Georgia (1). The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores. The following table summarizes the shopping centers by state for total gross leasable area ("GLA") and rental income for the three months ended March 31, 2002 and for the year ended December 31, 2001:



                         % OF GLA                   % OF RENTAL INCOME
                -------------------------  ---------------------------------
                MARCH 31,   DECEMBER 31,        MARCH 31,       DECEMBER 31,
                   2002         2001              2002              2001
                ----------  -------------  -------------------  -------------
North Carolina       45.1%          45.2%                32.9%          34.4%
Florida              38.8%          38.8%                51.2%          49.9%
Tennessee            14.2%          14.2%                12.5%          11.9%
Georgia               1.8%           1.8%                 3.4%           3.8%
                ----------  -------------  -------------------  -------------

                     99.9%         100.0%               100.0%         100.0%
                ==========  =============  ===================  =============

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

     Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, are included in the notes to the financial statements in Item 1 of this report.

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

Impairment  of  Properties
     The Company, on behalf of LP, periodically evaluates the carrying value of its long-lived assets, including operating properties, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. The Company, on behalf of LP, assesses whether there are any indicators that the value of the asset may be impaired. In addition, judgments are made in calculating the undiscounted cash flows using a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. These assessments and judgments could have a material impact on net earnings since, if an impairment exists, the asset is written down to its estimated fair value and an impairment loss is recognized thereby reducing net earnings.

RESULTS  OF  OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

Revenues
     Total revenues increased $437, or 7.2%, to $6,470 in 2002 primarily due to an increase in income from rental properties of $651 and an increase in interest income of $79, which were partially offset by a decrease in the gain on a sale of an outparcel of $293.

     Income from rental properties increased $651, or 11.3%, to $6,391 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $381, or 8.6%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $7.96 in 2002 and the core portfolio of properties contributing $226, or an increase of 4.1%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $631 due to one property acquired in 2002 and two properties acquired in 2001, which was partially offset by a $205 decrease in income attributable to the sale of two properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, decreased $37, or 17.3%, to $179 for 2002 due to the two disposed properties. Other rental income such as tenant reimbursements, tenant allowances (bad debt reserves) and lease cancellation fees, increased $308, or 28.1%, to $1,405. This increase was partially due to an increase in tenant reimbursements for common area maintenance ("CAM") of $199, or 17.9%. Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 80.6% in 2002 and 74.9% in 2001. This increase in the recovery percentage is due to the three acquisitions. Tenant allowances decreased $14, or 36.9%, from 2001 and represented only 0.4% of total rental income in 2002.

     Interest income increased $79 in 2002 from none in 2001. The increase was due to interest charged on advances to the Company during 2002 as compared to LP borrowing from the Company in 2001 resulting in interest due from LP to the Company of $19.

     In 2001, LP sold a land outparcel that is located at one of LP's shopping centers for $348, resulting in a gain of $293. No such sale occurred in 2002.

Expenses
     Total expenses increased $416, or 12.3%, to $3,790 in 2002 due to increases in operating expenses of rental properties of $161, interest expense of $163, depreciation of $76, amortization of debt costs of $4 and general and administrative expenses of $31. These increases were partially offset by a decrease in interest due to affiliates of $19.

     Operating expenses of rental properties increased $161, or 10.4%, to $1,712 in 2002. This increase was partially due to an increase of real estate taxes of $115, or 20.1%, over 2001 as a result of increased property values. Insurance costs increased by $86, or 102.3%, over 2001 due to a general increase in premiums. The Company amortizes lease fees that are capitalized and the amortization expense increased $21, or 32.7%, in 2002 due to increased leasing activity in 2001. Tenant reimbursable operating expenses decreased $44, or 7.9%, primarily due to lower operating and maintenance costs in connection with the two disposed properties during 2001. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $7, or 0.5%, over 2001 and the three properties acquired during 2002 and 2001 increasing expenses $189. These increases were partially offset by a decrease in expenses of $36 from the sales of two properties during 2001.

    Interest expense increased $163, or 27.0%, in 2002 primarily due to a mortgage note obtained in 2001 and assumption of a mortgage note in connection with the acquisition in 2002.

     The net increase of $76, or 7.9%, in depreciation expense in 2002 was due to the acquisition of one shopping center in 2002 and two during 2001, net of the effect of the disposition of two properties in 2001.

     Amortization of debt costs increased $4, primarily due to a mortgage note assumed in 2002 and a mortgage note obtained in 2001.

     General and administrative expenses increased $31, or 12.9%, to $272 in 2002. This increase relates to an increase in expenses of the Company that are allocated to LP. Total general and administrative expenses as a percentage of total revenues were 4.2% and 4.0% for 2002 and 2001, respectively.

Net  Earnings
     Net earnings increased $21, or 0.8%, to $2,680 in 2002 from $2,659 in 2001. This increase was attributable to an increase in revenues primarily from the increase in base rents per square foot and the acquisition of three properties. These increases were partially offset by higher operating expenses of the properties and higher general and administrative expenses.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenues
     Total revenues increased $823, or 15.8%, to $6,033 in 2001. This increase is due to a $655 increase in income in rental properties and a gain on sale of an outparcel of $293. These increases were partially offset by a $124 decrease in interest income from affiliates.

     Income from rental properties increased $655, or 12.9%, to $5,740 in 2001. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $379, or 9.4%, primarily from an increase in rental rates per square foot from $7.75 in 2000 to $7.84 in 2001 and the increase in income of $457 related to the acquisitions of a property in 2000. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $75, or 52.6%, to $216 for 2001. Other rental income such as tenant reimbursements, tenant allowances and lease cancellation fees, increased $201, or 22.4%, to $1,097 in 2001. This increase was partially due to an increase in tenant reimbursements for CAM of $181, or 19.5%. Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 74.9% in 2001 and 74.2% in 2000. This increase in the recovery percentage is due to the acquisition of a property in 2000 as well as an increase in tenant reimbursement expenses from 2000 to 2001. Tenant allowances decreased $11 from 2000 due to several closed tenants. Tenant allowances represented only 0.7% of rental income in 2001. Overall, the core portfolio's income increased from 2000 to 2001 by $198, or 3.9%.

     Interest income decreased $125, or 100.0%, to none in 2001. The decrease was due to interest on advances to the Company which did not occur in 2001 as compared to 2000.

Expenses
     Total expenses increased $391, or 13.1%, to $3,374 in 2001 due to increases in operating expenses of rental properties of $245, depreciation of $87, general and administrative expenses of $52 and interest due to affiliate of $19. These increases were offset by a decrease in interest expense of $12.

     Operating expenses of rental properties increased $245, or 18.8%, to $1,551 in 2001. This increase was primarily due to an increase in property taxes of $65, or 12.8%, and an increase in tenant reimbursement expenses of $91, or 19.5%. These increases were primarily due to the acquisition in 2000. Overall, the operating expenses of rental properties increased due to the core portfolio operating expenses increasing $87, or 6.7%, over 2000 and due to the two properties acquired during 1999 increasing expenses by $158 over 2000. These increases were partially offset by a decrease in expenses of $93 from the sales of three properties during 2000.

     Interest expense decreased $12, or 2.0%, in 2001 due to recurring mortgage amortization.

     The net increase of $87, or 10.0%, in depreciation expense in 2001 was due to the acquisition of a shopping center in 2000.

     General and administrative expenses increased $52, or 27.5%, to $241 in 2001 primarily due to an increase in operating expenses of the Company that are allocated to LP.

Net  Earnings
     Net earnings increased $432, or 19.4%, to $2,659 in 2001 from $2,227 in 2000. The increase was attributable to an increase in income from rental properties and a gain on the sale of an outparcel, partially offset by an increase in operating expenses and general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company presently expects cash from LP's operating activities to be a primary source of funds to pay distributions, mortgage notes payments and certain capital improvements on LP's properties. Net cash from operating activities was $3,341 in 2002 as compared to $3,652 in 2001, an decrease of 8.5%. The decrease in cash flow is due to an increase in prepaid expenses relating to the property acquired in 2002. Distributions to OP Unit holders during 2002 and 2001 were $3,390 and $2,727, respectively. Mortgage principal payments for 2002 and 2001 were $191 and $154. Total capital expenditures on operating properties were $76 and $95, respectively.

     Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments, are expected to be funded to the extent necessary by mortgage financing, periodic sales or exchanges of existing properties and the issuance of OP Units. Net cash used in investing activities was $2,022 in 2002 as compared to net cash provided by investing activities of $253 in 2001, an increase of $2,275. This increase in cash used in investing activities was due to a property acquisition in 2002 of $1,946.

     Net cash used in financing activities decreased to $1,189 in 2002 from $10,543 in 2001, a decrease of $9,354. This decrease in cash used in financing activities was due to advances to the Company of $7,647 in 2001, as compared to no advances in 2002.

     LP guarantees the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     The Company, through LP, uses secured borrowings for use in meeting capital requirements. As of March 31, 2002, LP had $42,074 in mortgage notes payable at a weighted average interest rate of 8.29%, which are due in monthly installments with maturity dates ranging from 2006 to 2015.

    On February 19, 2002, the Company assumed a non-recourse, secured loan totaling $4,800, in connection with the acquisition of Parkwest Crossing. The secured loan has a fixed interest rate of 8.1%. The loan is due and payable in eight years and the principal amortization is based on a thirty year amortization schedule.

     Future principal amortization and balloon payments applicable to mortgage notes payable at December 31, 2001 are as follows:

                    Scheduled     Balloon
                  Amortization   Payments    Total
                  -------------  ---------  -------
2002                        485          -      485
2003                        740          -      740
2004                        801          -      801
2005                        872          -      872
2006                        814      4,797    5,611
  Thereafter              6,306     25,964   32,270
                  -------------  ---------  -------
                  $      10,018  $ 274,331  $40,779
                  =============  =========
Interest Premium                              1,295
                                            -------
                                            $42,074
                                            =======


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

                           PART II.  OTHER INFORMATION

Item  1.  Legal  Proceedings.

          Not  applicable.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.

          Not  applicable.

Item  3.  Default  Upon  Senior  Securities.

          Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          Not  applicable.

Item  5.  Other  Information.

          Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

         (a)   Exhibits.

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


         (b)   Reports  on  Form  8-K.

               No reports on Form 8-K were filed by LP during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                    IRT  Property  Company,  as  general  partner

Date:     May  15,  2002          /s/  Thomas  H.  McAuley
-----     --------------          ------------------------
                                           Thomas  H.  McAuley
                                           President  & Chief  Executive Officer


Date:     May  15,  2002          /s/  James  G.  Levy
-----     --------------          --------------------
                                           James  G.  Levy
                                           Executive  Vice  President  &
                                           Chief  Financial  Officer