Form 10-Q
period 2002-06-30
IRT PARTNERS L P
filed 2002-08-14
CIK 1073890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended      June 30, 2002
                                                ----------------------

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

ITEM  1.  FINANCIAL  STATEMENTS


                                 IRT PARTNERS, L.P.

                              CONDENSED BALANCE SHEETS
                                    (UNAUDITED)
                        (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                                               June 30,  December 31,
                                                                 2002       2001
                                                               ---------  ---------
ASSETS
Rental properties                                              $180,630   $172,770
Accumulated depreciation                                       (29,223)   (27,145)
                                                               ---------  ---------
Net rental properties                                           151,407    145,625

Cash and cash equivalents                                         638        500
Advances to affiliate, net                                      16,908     18,149
Prepaid expenses and other assets                                3,566      2,599
                                                               ---------  ---------

Total assets                                                   $172,519   $166,873
                                                               =========  =========

LIABILITIES & PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable, net                                     $41,879    $37,464
Accrued expenses and other liabilities                           3,046      2,154
                                                               ---------  ---------

Total liabilities                                               44,925     39,618

Limited partners' capital interest (815,852 OP Units in 2002
and 2001, respectively) at redemption value                     10,394      8,648

Commitments and contingencies  (Note 6)

Partners' capital:
General partner (145,999 and 144,229 OP Units
in 2002 and 2001, respectively)                                  1,273      1,269

Limited partner (13,637,773 and 13,462,596 OP Units
in 2002 and 2001, respectively)                                 115,927    117,338
                                                               ---------  ---------


Total partners' capital                                         117,200    118,607
                                                               ---------  ---------

Total liabilities and partners' capital                        $172,519   $166,873
                                                               =========  =========


 The accompanying notes are an integral part of these condensed balance sheets.


                               IRT PARTNERS, L.P.

                        CONDENSED STATEMENTS OF EARNINGS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Three Months Ended  Six Months Ended
                                                  June 30,             June 30,
                                              ------------------  ------------------
                                               2002      2001      2002       2001
                                              ------    ------    -------    -------
Revenues:
     Income from rental properties . . . . .  $6,475    $5,859    $12,866    $11,598
     Gain on sale of outparcel . . . . . . .       -         -          -        293
     Interest income from affiliate. . . . .      79       189        158        170
                                              ------    ------    -------    -------

          Total revenues . . . . . . . . . .   6,554     6,048     13,024     12,061
                                              ------    ------    -------    -------

Expenses:
     Operating expenses of rental properties   1,835     1,548      3,547      3,100
     Interest on mortgages . . . . . . . . .     818       709      1,584      1,312
     Depreciation. . . . . . . . . . . . . .   1,042       969      2,078      1,929
     Amortization of debt costs. . . . . . .       5         3          9          3
     General and administrative. . . . . . .     320       253        592        494
                                              ------    ------    -------    -------

          Total expenses . . . . . . . . . .   4,020     3,482      7,810      6,838
                                              ------    ------    -------    -------

          Earnings before gain on
          sales of properties. . . . . . . .   2,534     2,566      5,214      5,223

Gain on sales of properties. . . . . . . . .       -     1,108          -      1,108
                                              ------    ------    -------    -------

          Net earnings . . . . . . . . . . .  $2,534    $3,674    $ 5,214   $ 6,331
                                              ======    ======    =======    =======


   The accompanying notes are an integral part of these condensed statements.


                                       IRT PARTNERS, L.P.

                               CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (UNAUDITED)
                                         (IN THOUSANDS)
                                                                             Six Months Ended
                                                                                 June 30,
                                                                            -------------------
                                                                              2002      2001
                                                                            --------  ---------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,214   $  6,331
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,078      1,929
     Gain on sale of operating properties. . . . . . . . . . . . . . . . .        -     (1,108)
     Gain on sale of outparcel . . . . . . . . . . . . . . . . . . . . . .        -       (293)
     Straight line rent adjustment . . . . . . . . . . . . . . . . . . . .     (108)       (91)
     Amortization of debt costs and discounts. . . . . . . . . . . . . . .        9          3
     Changes in assets and liabilities:
       Increase in prepaid expenses and other assets . . . . . . . . . . .     (813)      (524)
       Increase in accrued expenses and other liabilities. . . . . . . . .      892        900
                                                                            --------  ---------

Net cash flows from operating activities . . . . . . . . . . . . . . . . .    7,272      7,147
                                                                            --------  ---------

Cash flows used in investing activities:
  Additions to operating properties, net . . . . . . . . . . . . . . . . .   (3,058)    (8,283)
  Proceeds from sale of operating properties, net. . . . . . . . . . . . .        -      6,211
  Proceeds from sale of outparcel, net . . . . . . . . . . . . . . . . . .        -        348
                                                                            --------  ---------

Net cash flows used in investing activities. . . . . . . . . . . . . . . .   (3,058)    (1,724)
                                                                            --------  ---------

Cash flows used in financing activities:
  Issuance of units for cash . . . . . . . . . . . . . . . . . . . . . . .    1,946      7,903
  Distributions paid, net. . . . . . . . . . . . . . . . . . . . . . . . .   (6,821)    (5,655)
  Collection of advances to affiliate, net . . . . . . . . . . . . . . . .    1,241          -
  Advances to affiliate, net . . . . . . . . . . . . . . . . . . . . . . .        -    (21,079)
  Proceeds from mortgage notes payable . . . . . . . . . . . . . . . . . .        -      7,540
  Principal amortization of mortgage notes payable . . . . . . . . . . . .     (386)      (315)
  Payment of deferred financing costs. . . . . . . . . . . . . . . . . . .      (56)      (130)
                                                                            --------  ---------

Net cash flows used in financing activities. . . . . . . . . . . . . . . .   (4,076)   (11,736)
                                                                            --------  ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .      138     (6,313)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . .      500      6,643
                                                                            --------  ---------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .  $   638   $    330
                                                                            ========  =========

Supplemental disclosures of cash flow information:

  Total cash paid for interest . . . . . . . . . . . . . . . . . . . . . .  $ 1,555   $  1,284
                                                                            ========  =========

   The accompanying notes are an integral part of these condensed statements.

                                IRT PARTNERS L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                   (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)


1.  UNAUDITED  FINANCIAL  STATEMENTS

     These condensed financial statements for interim periods are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 2002 and 2001 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.  ORGANIZATION  AND  NATURE  OF  OPERATIONS

     IRT Partners, L.P. ("LP"), a Georgia limited partnership formed July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets.

     The Company is the sole general partner of LP and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). The Company initially contributed 20 shopping centers, related assets and cash to LP in exchange for 8,486,217 limited partnership units of LP ("OP Units"). The Company was issued additional OP Units in exchange for cash contributions to fund further acquisition activity. Since the formation of LP, the Company has contributed cash to acquire eight shopping centers, and LP has divested five shopping centers. At June 30, 2002, IRT and IRTMC owned approximately 1% and 93.4%, respectively of LP.

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

     At June 30, 2002, LP owned 26 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

3.  RENTAL  PROPERTIES

     The  rental  property  acquired  in  2002  is  summarized  below.


                                               SHOPPING CENTER ACQUISITIONS

  Date                                     Square  Year Built/     % Leased    Total Initial
Acquired    Property Name     City, State  Footage  Renovated   at Acquisition     Cost        Cash Paid
---------   ----------------  -----------  -------  ----------  --------------  ------------   ---------
2/19/2002   Parkwest Crossing  Durham, NC  85,602     1991        100%  $         6,620          $1,946



 In connection with the acquisition of Parkwest Crossing, the Company assumed a $4,800, 8.1% mortgage. See Note 5.

4.  ADVANCES  TO  AFFILIATE

     LP advances cash generated by the properties within LP to the Company based on cash flow requirements. Also, in certain instances, the Company advances cash to LP for repayment of prior advances or for current operating requirements. As of June 30, 2002, LP had advances to the Company of $16,908. During 2002, the Company paid LP approximately $158 in interest from the advances, which bear interest calculated on a monthly basis, at the three-month treasury bill rate.

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

     IRT Property Company was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company is the sole general partner of LP and maintains an indirect partnership interest in LP through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). At June 30, 2002, IRT and IRTMC owned approximately 1% and 93.4%, respectively, of LP.

     At June 30, 2002, LP owned 26 neighborhood and community shopping centers located in North Carolina (13), Florida (9), Tennessee (3) and Georgia (1). The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores. The following table summarizes the shopping centers by state for total gross leasable area ("GLA") and rental income for the six months ended June 30, 2002 and for the year ended December 31, 2001:



                           % OF GLA                      % OF RENTAL INCOME
                    -----------------------          --------------------------
                    JUNE 30,      DECEMBER 31,        JUNE 30,      DECEMBER 31,
                     2002           2001                2002           2001
                   --------        --------          --------       -----------
North Carolina        45.2%           45.2%             34.9%             34.4%
Florida. . . .        38.8%           38.8%             49.7%             49.9%
Tennessee. . .        14.2%           14.2%             11.9%             11.9%
Georgia. . . .         1.8%            1.8%              3.5%              3.8%
                   --------        --------          --------        ----------

                     100.0%          100.0%            100.0%            100.0%
                  ========         ========          ========       ===========

RESULTS  OF  OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenues
     Total revenues increased $506, or 8.4%, to $6,554 in 2002 primarily due to an increase in income from rental properties of $616 which was partially offset by a decrease in interest income of $110.

     Income from rental properties increased $616, or 10.5%, to $6,475 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $401, or 8.8%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $8.03 in 2002 and the core portfolio of properties contributing $183, or an increase of 3.2%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $510 due to one property acquired in 2002 and one in 2001, which was partially offset by a $77 decrease in income attributable to the sale of two properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $51, or 45.5%, to $165 for 2002 due to the property acquired in 2002 and the two properties acquired in 2001. Other rental income such as tenant reimbursements for common area maintenance ("CAM"), property taxes and insurance, tenant allowances (bad debt reserves) and lease cancellation fees, increased $164, or 13.9%, to $1,351. This increase was partially due to an increase in tenant reimbursements for CAM of $195, or 17.4%. Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 74.9% in 2002 and 75.8% in 2001. This decrease in the recovery percentage is due to the significant increase in insurance costs, not all of which can be reimbursed by the tenants. Tenant allowances increased $5, or 32.6%, from 2001 and represented only 0.3% of total rental income in 2002.

     Interest income decreased $110 in 2002 from $189 in 2001. The decrease was primarily due to a decrease the interest rate from 3.67% in 2001 to 1.76% in 2002.

Expenses
     Total expenses increased $538, or 15.5%, to $4,020 in 2002 due to increases in operating expenses of rental properties of $287, interest expense of $109, depreciation of $73, amortization of debt costs of $2 and general and administrative expenses of $67.

     Operating expenses of rental properties increased $287, or 18.5%, to $1,835 in 2002. This increase was partially due to an increase of real estate taxes of $105, or 17.8%, over 2001 as a result of increased property values. Insurance costs increased by $82, or 97.2%, over 2001 due to a significant increase in premiums as a result of the insurance market environment. The Company amortizes lease fees that are capitalized and the amortization expense increased $11, or 15.3%, in 2002 due to increased leasing activity in 2001. Tenant reimbursable operating expenses increased $57, or 10.2%, primarily due to higher operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $71, or 4.0%, over 2001 and the two properties acquired during early 2002 and late 2001 increasing expenses $128. These increases were partially offset by a decrease in expenses of $15 from the sales of two properties during 2001.

    Interest expense increased $109, or 15.4%, in 2002 primarily due to a mortgage note obtained in 2001 and assumption of a mortgage note in connection with the acquisition in 2002.

     The net increase of $73, or 7.5%, in depreciation expense in 2002 was due to the acquisition of one shopping center in 2002 and two during 2001, net of the effect of the disposition of two properties in 2001.

     Amortization of debt costs increased $2, primarily due to a mortgage note assumed in 2002 and a mortgage note obtained in 2001.

     General and administrative expenses increased $67, or 26.5%, to $320 in 2002. This increase relates to an increase in the general and administrative expenses of the Company that are allocated to LP. Total general and administrative expenses as a percentage of total revenues were 4.9% and 4.2% for 2002 and 2001, respectively.

     Gain on sales of properties decreased $1,108 due to no properties being sold in 2002 as compared to two properties that were sold in 2001.

Net  Earnings
     Net earnings decreased $1,140, or 31.0%, to $2,534 in 2002 from $3,674 in 2001. This decrease was attributable to no gains on sales of properties in 2002 and higher operating expenses of properties, partially offset by an increase in base rents per square foot and the acquisition of three properties.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenues
     Total revenues increased $963, or 8.0%, to $13,024 in 2002 primarily due to an increase in income from rental properties of $1,268 partially offset by a decrease in interest income of $12 and decrease in the gain on a sale of an outparcel of $293.

     Income from rental properties increased $1,268, or 10.9%, to $12,866 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $782, or 8.7%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $8.03 in 2002 and the core portfolio of properties contributing $26, or an increase of 0.2%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $1,449 due to one property acquired in 2002 and two properties acquired in 2001, which was partially offset by a $207 decrease in income attributable to the sale of two properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $14, or 4.3%, to $344 for 2002 due to the one property acquired in 2002 and the two properties acquired in 2001. Other rental income such as tenant reimbursements, tenant allowances (bad debt reserves) and lease cancellation fees, increased $472, or 20.7%, to $2,756. This increase was partially due to an increase in tenant reimbursements for common area maintenance ("CAM") of $393, or 17.7%.
Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 77.7% in 2002 and 75.4% in 2001. This increase in the recovery percentage is due to the three acquisitions in 2002 and 2001. Tenant allowances decreased $9, or 16.8%, from 2001 and represented only 0.3% of total rental income in 2002.

     Interest income decreased $12, or 7.1%, due to a decrease in the interest rate from 3.67% in 2001 to 1.76% in 2002.

     In 2001, LP sold a land outparcel that is located at one of LP's shopping centers for $348, resulting in a gain of $293. No such sales occurred in 2002.

Expenses
     Total expenses increased $972, or 14.2%, to $7,810 in 2002 due to increases in operating expenses of rental properties of $447, interest expense of $272, depreciation of $149, amortization of debt costs of $6 and general and administrative expenses of $98.

     Operating expenses of rental properties increased $447, or 14.4%, to $3,547 in 2002. This increase was partially due to an increase of real estate taxes of $220, or 18.9%, over 2001 as a result of increased property values. Insurance costs increased by $169, or 99.8%, over 2001 due to a significant increase in premiums as result of the insurance market environment. The Company amortizes lease fees that are capitalized and the amortization expense increased $32, or 23.5%, in 2002 due to increased leasing activity in 2001. Tenant reimbursable operating expenses increased $12, or 1.1%, primarily due to higher general operating and maintenance. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $70, or 2.1%, over 2001 and the three properties acquired during 2002 and 2001 increasing expenses $392. These increases were partially offset by a decrease in expenses of $36 from the sales of two properties during 2001.

    Interest expense increased $272, or 20.7%, in 2002 primarily due to a mortgage note obtained in 2001 and assumption of a mortgage note in connection with the acquisition in 2002.

     The net increase of $149, or 7.7%, in depreciation expense in 2002 was due to the acquisition of one shopping center in 2002 and two during 2001, net of the effect of the disposition of two properties in 2001.

     Amortization of debt costs increased $6, primarily due to a mortgage note assumed in 2002 and a mortgage note obtained in 2001.

     General and administrative expenses increased $98, or 19.8%, to $592 in 2002. This increase relates to an increase in general and administrative expenses of the Company that are allocated to LP. Total general and administrative expenses as a percentage of total revenues were 4.5% and 4.1% for 2002 and 2001, respectively.

     Gain on sales of properties decreased $1,108 due to no properties being sold in 2002 as compared to two properties that were in 2001.

Net  Earnings
     Net earnings decreased $1,117, or 17.6%, to $5,214 in 2002 from $6,331 in 2001. This decrease was attributable to no gains on sale of properties in 2002 and higher operating expenses of the properties. These increased were offset by an increase in revenues primarily from the increase in base rents per square foot and the acquisition of three properties.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company presently expects cash from LP's operating activities to be a primary source of funds to pay distributions, mortgage notes payments and certain capital improvements on LP's properties. Net cash from operating activities was $7,272 in 2002 as compared to $7,147 in 2001, an increase of 1.7%. The increase in cash flow for 2002 is due to property sales occurring in 2001 decreasing operating cash flows and no such sales occurred in 2002. Distributions to OP Unit holders, including the Company and IRTMC, during 2002 and 2001 were $6,821 and $5,655, respectively. Mortgage principal payments for 2002 and 2001 were $386 and $315. Total capital expenditures on operating properties were $1,102 and $380, respectively.

     Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments, are expected to be funded to the extent necessary by mortgage financing, periodic sales or exchanges of existing properties and the issuance of OP Units to the Company and unaffiliated third parties. Net cash used in investing activities was $3,058 in 2002 as compared to $1,724 in 2001, an increase of $1,334. This increase in cash used in investing activities was due to a property acquisition in 2002 of $1,946.

     Net cash used in financing activities decreased to $4,076 in 2002 from $11,736 in 2001, a decrease of $7,660. This decrease in cash used in financing activities was due to advances to the Company of $21,079 in 2001, as compared to no advances in 2002.

     LP guarantees the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     The Company, through LP, uses secured borrowings for use in meeting capital requirements. As of June 30, 2002, LP had $41,879 in mortgage notes payable at a weighted average interest rate of 8.29%, which are due in monthly installments with maturity dates ranging from 2006 to 2015.

     On February 19, 2002, the Company assumed a non-recourse, mortgage loan totaling $4,800, in connection with the acquisition of Parkwest Crossing. The secured loan has a fixed interest rate of 8.1%. The loan is due and payable in eight years and the principal amortization is based on a thirty year amortization schedule.

     Future principal amortization and balloon payments applicable to mortgage notes payable at June 30, 2002 are as follows:



                     Scheduled         Balloon
                    Amortization       Payments      Total
                    -------------    -----------   ----------
2002 . . . . . . .  $         346    $       -        $   346
2003 . . . . . . .            740            -            740
2004 . . . . . . .            801            -            801
2005 . . . . . . .            872            -            872
2006 . . . . . . .            814        4,797          5,611
    Thereafter . .          6,306       25,964         32,270
                    -------------    -----------    ---------
                           $9,879    $  30,761      $  40,640
                    =============    ===========
Interest Premium                                        1,239
                                                    ---------
                                                      $41,879
                                                   ==========

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

     The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. Such activities affect the availability and cost of credit, generally, and the Company's costs under its bank credit facilities, in particular.


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

          99.1 Certification  of  Chief  Executive  Officer.

          99.2 Certification  of  Chief  Financial  Officer.

          (b)  Reports  on  Form  8-K.

               No reports on Form 8-K were filed by LP during the quarter ended June 30, 2002.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                    IRT  Property  Company,  as  general  partner

Date:     August 14, 2002         /s/  Thomas  H.  McAuley
-----     --------------          ------------------------
                                  Thomas  H.  McAuley
                                  President  & Chief  Executive Officer


Date:     August 14, 2002         /s/  James  G.  Levy
-----     --------------          --------------------
                                  James  G.  Levy
                                  Executive  Vice  President  &
                                  Chief  Financial  Officer