Form 10-Q
period 2002-09-30
IRT PARTNERS L P
filed 2002-11-12
CIK 1073890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended      September 30, 2002
                                                ----------------------

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

ITEM  1.  FINANCIAL  STATEMENTS


                                 IRT PARTNERS, L.P.

                              CONDENSED BALANCE SHEETS
                                    (UNAUDITED)
                        (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                                             September 30,  December 31,
                                                                 2002          2001
                                                               ---------     ---------
ASSETS
     Rental properties                                         $176,560     $172,770
     Accumulated depreciation                                   (28,826)     (27,145)
                                                               ---------    ---------
          Net rental properties                                 147,734      145,625

     Cash and cash equivalents                                      705          500
     Advances to affiliate, net                                  21,507       18,149
     Prepaid expenses and other assets                            4,127        2,599
                                                               ---------    ---------

          Total assets                                         $174,073     $166,873
                                                               =========    =========

LIABILITIES & PARTNERS' CAPITAL
Liabilities:
     Mortgage notes payable, net                               $ 41,681     $ 37,464
     Accrued expenses and other liabilities                       3,668        2,154
                                                               ---------    ---------

          Total liabilities                                      45,349       39,618

Limited partners' capital interest (815,852 OP Units in 2002
     and 2001, respectively) at redemption value                  9,586        8,648

Commitments and contingencies  (Note 6)

Partners' capital:
     General partner (145,999 and 144,229 OP Units
          in 2002 and 2001, respectively)                         1,283        1,269

     Limited partner (13,637,773 and 13,462,596 OP Units
          in 2002 and 2001, respectively)                       117,855      117,338
                                                               ---------    ---------


          Total partners' capital                               119,138      118,607
                                                               ---------    ---------

          Total liabilities and partners' capital              $174,073     $166,873
                                                               =========    =========

      The accompanying notes are an integral part of these balance sheets.


                                        IRT PARTNERS, L.P.

                                 CONDENSED STATEMENTS OF EARNINGS
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                            (UNAUDITED)
                                          (IN THOUSANDS)

                                                               Three Months Ended  Nine Months Ended
                                                                  September 30,       September 30,
                                                                  --------------   ----------------
                                                                   2002    2001     2002     2001
                                                                  ------  ------   -------  -------
Revenues:
     Income from rental properties                                $5,981  $5,734   $18,452  $16,962
     Gain on sale of outparcel                                         -       -         -      293
     Interest income from affiliate                                   76     158       234      328
                                                                  ------  ------   -------  -------

          Total revenues                                           6,057   5,892    18,686   17,583
                                                                  ------  ------   -------  -------

Expenses:
     Operating expenses of rental properties                       1,690   1,485     5,151    4,503
     Interest on mortgages                                           816     732     2,400    2,044
     Depreciation                                                  1,005     917     3,008    2,774
     Amortization of debt costs                                        5       3        14        6
     General and administrative                                      261     268       853      762
                                                                  ------  ------   -------  -------

          Total expenses                                           3,777   3,405    11,426   10,089
                                                                  ------  ------   -------  -------

Income from continuing operations before gains on sales
of properties and discontinued operations                          2,280   2,487     7,260    7,494

Gain on sale of property                                               -       -         -    1,108
                                                                  ------  ------   -------  -------

Income from continuing operations                                  2,280   2,487     7,260    8,602
                                                                  ------  ------   -------  -------

Discontinued Operations
Income from discontinued operations                                   96     133       330      349
Gain on sales of properties                                        2,185       -     2,185        -
                                                                  ------  ------   -------  -------

Income from discontinued operations                                2,281     133     2,515      349
                                                                  ------  ------   -------  -------

Net income                                                        $4,561  $2,620   $ 9,775  $ 8,951
                                                                  ======  ======   =======  =======

The accompanying notes are an integral part of these statements.


                                       IRT PARTNERS, L.P.

                               CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                           (UNAUDITED)
                                         (IN THOUSANDS)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                            --------------------
                                                                              2002       2001
                                                                            ---------  ---------
Cash flows from operating activities:
  Net earnings                                                              $  9,775   $  8,951
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                              3,120      2,883
     Gain on sale of operating properties                                     (2,185)    (1,108)
     Gain on sale of outparcel                                                     -       (293)
     Straight line rent adjustment                                              (138)      (136)
     Amortization of debt costs and discounts                                     14          6
     Changes in assets and liabilities:
       Increase in prepaid expenses and other assets                          (1,305)    (1,078)
       Increase in accrued expenses and other liabilities                      1,514      1,441
                                                                            ---------  ---------

Net cash flows from operating activities                                      10,795     10,666
                                                                            ---------  ---------

Cash flows from (used in) investing activities:
  Additions to operating properties, net                                      (4,756)    (8,401)
  Proceeds from sale of operating properties, net                              6,513      6,210
  Proceeds from sale of outparcel, net                                             -        348
                                                                            ---------  ---------

Net cash flows from (used in) investing activities                             1,757     (1,843)
                                                                            ---------  ---------

Cash flows used in financing activities:
  Issuance of units for cash                                                   1,946      7,903
  Distributions paid, net                                                    (10,252)    (8,897)
  Advances to affiliate, net                                                  (3,398)   (20,391)
  Proceeds from mortgage notes payable                                             -      7,540
  Principal amortization of mortgage notes payable                              (585)      (491)
  Payment of deferred financing costs                                            (58)      (130)
                                                                            ---------  ---------

Net cash flows used in financing activities                                  (12,347)   (14,466)
                                                                            ---------  ---------

Net increase (decrease) in cash and cash equivalents                             205     (5,643)

Cash and cash equivalents at beginning of period                                 500      6,643
                                                                            ---------  ---------

Cash and cash equivalents at end of period                                  $    705   $  1,000
                                                                            =========  =========

Supplemental disclosures of cash flow information:

  Total cash paid for interest                                              $  2,373   $  2,016
                                                                            =========  =========

        The accompanying notes are an integral part of these statements.

                                IRT PARTNERS L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                   (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)


1.  UNAUDITED  FINANCIAL  STATEMENTS

     These condensed financial statements for interim periods are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 2002 and 2001 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.  ORGANIZATION  AND  NATURE  OF  OPERATIONS

     IRT Partners, L.P. ("LP"), a Georgia limited partnership formed July 15, 1998, is the entity through which IRT Property Company (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts a portion of its business and owns (either directly or through subsidiaries) a portion of its assets.

     The Company is the sole general partner of LP and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). The Company initially contributed 20 shopping centers, related assets and cash to LP in exchange for 8,486,217 limited partnership units of LP ("OP Units"). The Company was issued additional OP Units in exchange for cash contributions to fund further acquisition activity. Since the formation of LP, the Company has contributed cash to acquire eight shopping centers, and LP has divested six shopping centers. At September 30, 2002, IRT and IRTMC owned approximately 1% and 93.4%, respectively of LP.

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

     At September 30, 2002, LP owned 25 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

3.  RENTAL  PROPERTIES

     The  rental  properties acquired and disposed in 2002 are summarized below.



                                     SHOPPING CENTER ACQUISITIONS

  Date                                    Square  Year Built/   % Leased     Total Initial
Acquired  Property Name      City, State  Footage  Renovated  at Acquisition     Cost       Cash Paid
--------  -----------------  -----------  -------  ---------  ---------------  ---------   ----------
2/19/02  Parkwest Crossing  Durham, NC    85,602    1991          100%         $  6,620     $  1,946





                                     SHOPPING CENTER DISPOSITIONS

 Date                                      Square  Sales     Net        Gain
 Sold    Property Name        City, State  Footage  Price   Proceeds   (Loss)
-------  -------------------  -----------  -------  ------  ---------  -------
9/25/02  Forest Hills Centre  Wilson, NC    74,180  $ 6,850  $ 6,513    $ 2,185


     In connection with the acquisition of Parkwest Crossing, the Company assumed a $4,800, 8.1% mortgage. See Note 5.

     On September 26, 2002, the Company entered into a sale agreement for Lawrence Commons in Lawrenceburg, TN, to close in the fourth quarter of 2002. This property is not classified as held for sale within the Condensed Consolidated Balance Sheets due to the buyer's unconditional right to terminate the agreement for sixty days after the date of the agreement.

4.  ADVANCES  TO  AFFILIATE

     LP advances cash generated by the properties within LP to the Company based on cash flow requirements. Also, in certain instances, the Company advances cash to LP for repayment of prior advances or for current operating requirements. As of September 30, 2002, LP had advances to the Company of $21,507. During 2002, the Company paid LP approximately $234 in interest from the advances, which bear interest calculated on a monthly basis, at the three-month treasury bill rate.

5.  MORTGAGE  NOTES  PAYABLE

    On February 19, 2002, the Company assumed a non-recourse, secured loan totaling $4,800, in connection with the acquisition of Parkwest Crossing. The secured loan has a fixed interest rate of 8.1%. The loan is due and payable September 1, 2010, and the principal amortization is based on a thirty year amortization schedule. Costs associated with assuming the secured loan totaled $56 and are being amortized over the term of the loan.

6.  COMMITMENTS  AND  CONTINGENCIES

     LP has guaranteed the bank indebtedness and senior indebtedness of the Company.

7.  SUBSEQUENT  EVENTS

     On October 28, 2002, Equity One, Inc. (NYSE: EQY) and the Company executed a merger agreement pursuant to which Equity One will acquire the Company. In connection with the merger, each of the Company's shareholders may elect to receive for each share of the Company's common stock either $12.15 in cash or
0.9 shares of Equity One common stock, or a combination thereof. The terms of the merger agreement further provide that the holders of no more than 50% of the Company's outstanding common stock may elect to receive cash.

     Completion of the transaction, which is expected to take place in the first quarter of 2003, is subject to the approval of Equity One's and the Company's shareholders and other customary conditions. The boards of each of the Company and Equity One have unanimously approved the transaction. Additionally, holders of approximately 75% of Equity One's common stock and approximately 8% of the Company's common stock have agreed to vote their shares in favor of the transactions contemplated by the merger. On the 4th business day prior to the shareholder meetings, the Equity One holders may withdraw their voting support, and the Company's board may withdraw its merger recommendation, if Equity One's weighted average stock price for the 30 preceding trading days is less than $12.06 or less than $11.00 for the three preceding trading days. In addition, on the 4th business day prior to the shareholder meetings the Equity One holders may withdraw their voting support if the Company's weighted average stock price for the 30 preceding trading days is less than $10.935 or less than $9.935 for the three preceding trading days.

     The Company cannot make any assurances that the merger with Equity One will be consummated according to the terms set forth in the merger agreement, if at all. Either the Company or Equity One may terminate the merger agreement if the merger is not consummated by March 31, 2003. The Company will be required to pay a $15 million break-up fee to Equity One in the event that the Company enters into an agreement for a superior transaction or if, under certain circumstances, the Company's board withdraws its recommendation for the transaction.

     Upon completion of the Merger, Equity One will succeed directly to the interest of the Company as general partner of the LP and indirectly to the interest of IRTMC as the owner of 93.4% of the OP Units.

     On October 31, 2002, Janet Herszenhorn, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, Equity One and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between Equity One and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     On October 31, 2002, John Greaves, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, also filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, Equity One and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between Equity One and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     Although the defendants believe that these suits are without merit and intend to defend themselves vigorously, there can be no assurance that the pending litigation will not interfere with the consummation of the merger. IRT and Equity One do not expect that these suits will interfere with the scheduling of their respective shareholder meetings or the consummation of the merger, if approved.

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

     IRT Property Company was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company is the sole general partner of LP and maintains an indirect partnership interest in LP through its wholly-owned subsidiary, IRT Management Company ("IRTMC"). At September 30, 2002, IRT and IRTMC owned approximately 1% and 93.4%, respectively, of LP.

     At September 30, 2002, LP owned 25 neighborhood and community shopping centers located in North Carolina (12), Florida (9), Tennessee (3) and Georgia
(1). The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores. The following table summarizes the shopping centers by state for total gross leasable area ("GLA") and rental income for the nine months ended September 30, 2002 and for the year ended December 31, 2001:


                                     % OF GLA                % OF RENTAL INCOME
                           ---------------------------   ----------------------------
                           SEPTEMBER 30,  DECEMBER 31,    SEPTEMBER 30,  DECEMBER 31,
                               2002           2001           2002            2001
                           ------------   ------------    ------------   ------------
North Carolina                    43.4%         45.2%           35.1%          34.4%
Florida                           40.0%         38.8%           49.7%          49.9%
Tennessee                         14.7%         14.2%           11.6%          11.9%
Georgia                            1.9%          1.8%            3.6%           3.8%
                           ------------   -----------    ------------   ------------
                                 100.0%        100.0%          100.0%         100.0%
                           ============   ===========     ===========   ============

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

RESULTS  OF  OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues
     Total revenues increased $165, or 2.8%, to $6,057 in 2002 primarily due to an increase in income from rental properties of $247 which was partially offset by a decrease in interest income of $82.

     Income from rental properties increased $247, or 4.3%, to $5,981 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $385, or 8.6%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $8.12 in 2002, partially offset by the core portfolio of properties decreasing $247, or a decrease of 4.2%, compared to 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $457 due to one property acquired in 2002 and one in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $13 to $14 for 2002 due to the property acquired in 2002 and the two properties acquired in 2001. Other rental income such as tenant reimbursements for common area maintenance ("CAM"), property taxes and insurance, tenant allowances (bad debt reserves) and lease cancellation fees, decreased $188, or 12.8%, to $1,282. This decrease was partially due to a decrease of $345, or 95.9%, in lease cancellation fees, partially offset by an increase in tenant reimbursements for CAM of $173, or 15.8%. Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 77.2% in 2002 and 75.0% in 2001. This increase in the recovery percentage is due to the sale of several tertiary market shopping centers in 2001. Tenant allowances increased $33 from 2001 and represented only 0.5% of total rental income in 2002.

     Interest income decreased $82 in 2002 from $158 in 2001. The decrease was primarily due to a decrease in the interest rate from 3.67% in 2001 to 1.70% in 2002.

Expenses
     Total expenses increased $372, or 10.9%, to $3,777 in 2002 due to increases in operating expenses of rental properties of $205, interest expense of $84, depreciation of $88, amortization of debt costs of $2, partially offset by a decrease in general and administrative expenses of $7.

     Operating expenses of rental properties increased $205, or 13.8%, to $1,690 in 2002. This increase was partially due to an increase of real estate taxes of $54, or 9.1%, over 2001 as a result of increased property values. Insurance costs increased by $82, or 99.8%, over 2001 due to a significant increase in premiums as a result of the insurance market environment. The Company amortizes lease fees that are capitalized and the amortization expense increased $22, or 36.8%, in 2002 due to increased leasing activity in 2001. Tenant reimbursable operating expenses increased $62, or 12.1%, primarily due to higher operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $63, or 4.2%, over 2001 and the one property acquired each during early 2002 and late 2001 increasing expenses $142.

    Interest expense increased $84, or 11.5%, in 2002 primarily due to a mortgage note obtained in 2001 and assumption of a mortgage note in connection with the acquisition in 2002.

     The net increase of $88, or 9.6%, in depreciation expense in 2002 was due to the acquisition of one shopping center in 2002 and two during 2001, net of the effect of the disposition of two properties in 2001.

     Amortization of debt costs increased $2, primarily due to a mortgage note assumed in 2002 and a mortgage note obtained in 2001.

     General and administrative expenses decreased $7, or 2.6%, to $261 in 2002. This decrease relates to a decrease in general and administrative expenses of the Company that are allocated to LP. Total general and administrative expenses as a percentage of total revenues were 4.3% and 4.5% for 2002 and 2001, respectively.

     Due to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts," effective January 1, 2002 the operating results of certain real estate assets sold subsequent to January 1, 2002 and the respective gain relating to the sale be reported as discontinued operations. As a result, there are no gains on sale of properties within income from continuing operations in 2002.

     The Company sold a property in 2002, compared to none in 2001, leading to an increase in income from discontinued operations of $2,281 in 2002. Of the total income from discontinued operations, $96 related to the income from the discontinued operation and $2,185 related to the gain on the sale of the property. The 2002 income of $96 represents $171 of rental income, $38 of property operating expenses and $37 of depreciation expense. The 2001 income of $133 represents $208 of rental income, $38 of operating expenses and $36 of depreciation expense.

Net  Earnings
     Net earnings increased $1,941, or 74.1%, to $4,561 in 2002 from $2,620 in 2001. This increase was attributable a gain on sale of a property in 2002 and higher operating expenses of properties, partially offset by an increase in base rents per square foot and the acquisition of three properties.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues
     Total revenues increased $1,103, or 6.3%, to $18,686 in 2002 primarily due to an increase in income from rental properties of $1,490 partially offset by a decrease in interest income of $94 and a decrease in the gain on a sale of an outparcel of $293.

     Income from rental properties increased $1,490, or 8.8%, to $18,452 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $1,167, or 8.7%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $8.12 in 2002 and the core portfolio of properties contributing $107, or an increase of 0.6%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $1,651 due to one property acquired in 2002 and two properties acquired in 2001, which was partially offset by a $280 decrease in income attributable to the sale of two properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $27, or 8.1%, to $357 for 2002 due to the one property acquired in 2002 and the two properties acquired in 2001. Other rental income such as tenant reimbursements, tenant allowances (bad debt reserves) and lease cancellation fees, increased $284, or 7.6%, to $4,038. This increase was partially due to an increase in tenant reimbursements for common area maintenance ("CAM") of $566, or 17.1%.
Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 77.5% in 2002 and 75.3% in 2001. This increase in the recovery percentage is due to the three acquisitions in 2002 and 2001. Tenant allowances increased $24, or 44.6%, from 2001 and represented only 0.4% of total rental income in 2002.

     Interest income decreased $94, or 28.7%, due to a decrease in the interest rate from 3.67% in 2001 to 1.7% in 2002.

     In 2001, LP sold a land outparcel that is located at one of LP's shopping centers for $348, resulting in a gain of $293. No such sales occurred in 2002.

Expenses
     Total expenses increased $1,337, or 13.3%, to $11,426 in 2002 due to increases in operating expenses of rental properties of $648, interest expense of $356, depreciation of $234, amortization of debt costs of $8 and general and administrative expenses of $91.

     Operating expenses of rental properties increased $648, or 14.4%, to $5,151 in 2002. This increase was partially due to an increase of real estate taxes of $275, or 15.6%, over 2001 as a result of increased property values. Insurance costs increased by $251, or 99.8%, over 2001 due to a significant increase in premiums as a result of the insurance market environment. The Company amortizes lease fees that are capitalized and the amortization expense increased $54, or 27.6%, in 2002 due to increased leasing activity in 2001. Tenant reimbursable operating expenses increased $74, or 4.6%, primarily due to higher general operating and maintenance. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $199, or 4.5%, over 2001 and the three properties acquired during 2002 and 2001 increasing expenses $490. These increases were partially offset by a decrease in expenses of $36 from the sales of two properties during 2001.

    Interest expense increased $356, or 17.4%, in 2002 primarily due to a mortgage note obtained in 2001 and assumption of a mortgage note in connection with the acquisition in 2002.

     The net increase of $234, or 11.4%, in depreciation expense in 2002 was due to the acquisition of one shopping center in 2002 and two during 2001, net of the effect of the disposition of two properties in 2001.

     Amortization of debt costs increased $8, primarily due to a mortgage note assumed in 2002 and a mortgage note obtained in 2001.

     General and administrative expenses increased $91, or 11.9%, to $853 in 2002. This increase relates to an increase in general and administrative expenses of the Company that are allocated to LP. Total general and administrative expenses as a percentage of total revenues were 4.6% and 4.3% for 2002 and 2001, respectively.

     Due to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts," effective January 1, 2002 the operating results of certain real estate assets sold subsequent to January 1, 2002 and the respective gain relating to the sale be reported as discontinued operations. As a result, there are no gains on sale of properties within income from continuing operations in 2002 but for 2001, a gain of $1,108 was recognized due to two properties that were sold.

     The Company sold a property in 2002, compared to none in 2001, leading to an increase in income from discontinued operations of $2,515 in 2002. Of the total income from discontinued operations, $330 related to the income from the discontinued operation and $2,185 related to the gain on the sale of the property. The 2002 income of $330 represents $566 of rental income, $124 of property operating expenses and $112 of depreciation expense. The 2001 income of $349 represents $578 of rental income, $120 of operating expenses and $109 of depreciation expense.

Net  Earnings
     Net earnings increased $824, or 9.2%, to $9,775 in 2002 from $8,951 in 2001. This increase was attributable to the gains on sale of properties in 2002 and an increase in revenues primarily from the increase in base rents per square foot and the acquisition of three properties, partially offset by higher operating expenses of the properties.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company presently expects cash from LP's operating activities to be a primary source of funds to pay distributions, mortgage note payments and certain capital improvements on LP's properties. Net cash from operating activities was $10,795 in 2002 as compared to $10,666 in 2001, an increase of 1.2%. The increase in cash flow for 2002 is due to an increase in depreciation expense as well as no outparcel sales occurring in 2002. Distributions to OP Unit holders, including the Company and IRTMC, during 2002 and 2001 were $10,252 and $8,897, respectively. Mortgage principal payments for 2002 and 2001 were $585 and $491. Total capital expenditures on operating properties were $2,911 and $498, respectively.

     Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments, are expected to be funded to the extent necessary by mortgage financing, periodic sales or exchanges of existing properties and the issuance of OP Units to the Company and unaffiliated third parties. Net cash provided by investing activities in 2002 was $1,757 as compared to net cash used in investing activities in 2001 of $1,843. This increase in cash from investing activities was due to a property sale in 2002 of $6,513.

     Net cash used in financing activities decreased to $12,347 in 2002 from $14,466 in 2001, a decrease of $2,119. This decrease in cash used in financing activities was due to advances to the Company of $20,391 in 2001, as compared to advances of $3,398 in 2002.

     LP guarantees the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     The Company, through LP, uses secured borrowings for use in meeting capital requirements. As of September 30, 2002, LP had $41,861 in mortgage notes payable at a weighted average interest rate of 8.29%, which are due in monthly installments with maturity dates ranging from 2006 to 2015.

    On February 19, 2002, the Company assumed a non-recourse, mortgage loan totaling $4,800, in connection with the acquisition of Parkwest Crossing. The secured loan has a fixed interest rate of 8.1%. The loan is due and payable in eight years and the principal amortization is based on a thirty year amortization schedule.

     Future principal amortization and balloon payments applicable to mortgage notes payable at September 30, 2002 are as follows:



                                Scheduled     Balloon
                               Amortization   Payments         Total
                              -------------  ----------    -----------
2002                          $         176  $        -     $      176
2003                                    740           -            740
2004                                    801           -            801
2005                                    872           -            872
2006                                    813       4,797          5,610
Thereafter                            6,306      25,964         32,270
                              -------------  ----------    -----------
                              $       9,708  $   30,761     $   40,469
                              =============  ==========
Interest Premium                                                 1,211
                                                           -----------
                                                               $41,680
                                                           ===========

 The Company presently believes that based on currently proposed plans and assumptions relating to its operations, the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy LP's foreseeable cash requirements for the next year.

RECENT  DEVELOPMENTS

     On October 28, 2002, Equity One, Inc. and the Company executed a merger agreement pursuant to which Equity One will acquire the Company. In connection with the merger, each of the Company's shareholders may elect to receive for each share of the Company's common stock either $12.15 in cash or 0.9 shares of Equity One common stock, or a combination thereof. The terms of the merger agreement further provide that the holders of no more than 50% of the Company's outstanding common stock may elect to receive cash.

     Completion of the transaction, which is expected to take place in the first quarter of 2003, is subject to the approval of Equity One's and the Company's shareholders and other customary conditions. The boards of each of the Company and Equity One have unanimously approved the transaction. Additionally, holders of approximately 75% of Equity One's common stock and approximately 8% of the Company's common stock have agreed to vote their shares in favor of the transactions contemplated by the merger. On the 4th business day prior to the shareholder meetings, the Equity One holders may withdraw their voting support, and the Company's board may withdraw its merger recommendation, if Equity One's weighted average stock price for the 30 preceding trading days is less than $12.06 or less than $11.00 for the three preceding trading days. In addition, on the 4th business day prior to the shareholder meetings the Equity One holders may withdraw their voting support if the Company's weighted average stock price for the 30 preceding trading days is less than $10.935 or less than $9.935 for the three preceding trading days.

     The Company cannot make any assurances that the merger with Equity One will be consummated according to the terms set forth in the merger agreement, if at all. Either the Company or Equity One may terminate the merger agreement if the merger is not consummated by March 31, 2003. The Company will be required to pay a $15 million break-up fee to Equity One in the event that the Company enters into an agreement for a superior transaction or if, under certain circumstances, the Company's board withdraws its recommendation for the transaction.

    Upon completion of the Merger, Equity One will succeed directly to the interest of the Company as general partner of the LP and indirectly to the interest of IRTMC as the owner of 93.4% of the OP Units.

     On October 31, 2002, Janet Herszenhorn, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, Equity One and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between Equity One and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     On October 31, 2002, John Greaves, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, also filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, Equity One and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between Equity One and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     Although the defendants believe that these suits are without merit and intend to defend themselves vigorously, there can be no assurance that the pending litigation will not interfere with the consummation of the merger. IRT and Equity One do not expect that these suits will interfere with the scheduling of their respective shareholder meetings or the consummation of the merger, if approved.

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

ITEM  3.      QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
                     (dollars  in  thousands)

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

     The table below provides information about LP's financial instruments that are sensitive to changes in interest rates or market conditions, including estimated fair values for the LP's interest rate sensitive liabilities as of September 30, 2002. As the table incorporates only those exposures that exist as of September 30, 2002, it does not address exposures which could arise after that date. Moreover, because there were no firm commitments to sell the obligations at fair value as of September 30, 2002, the information presented has limited predictive value. As a result, LP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and at prevailing interest rates. Dollar amounts in the following table are in thousands.




                                                Expected Maturity/Principal Repayment
                              Nominal*     -----------------------------------------------  Total      Fair
                           Interest Rate   2002   2003   2004   2005    2006   Thereafter   Balance    Value
                           --------------  -----  -----  -----  -----  ------  -----------  --------  -------
Fixed Rate Liabilities:
   Mortgage Notes Payable           7.77%  $ 176  $ 740  $ 801  $ 872  $5,610  $    32,270  $ 40,469  $46,080

ITEM  4.CONTROLS  AND  PROCEDURES

     The Company, on behalf of LP, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in LP's annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to the Company, as general partner, and the Company's management,, including the Company's chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     Based on the most recent evaluation, which was completed within 90 days of the filing of this report, the Company's chief executive officer and chief financial officer believe that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

        Not  applicable.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

        Not  applicable.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

        Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

        Not  applicable.

ITEM  5.  OTHER  INFORMATION.

     On October 28, 2002, Equity One, Inc. and the Company executed a merger agreement pursuant to which Equity One will acquire IRT. For a more complete discussion of the merger agreement, see "Management's Discussion and Analysis of Financial Condition - Recent Developments."

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  Exhibits.

     2.1 Agreement and Plan of Merger, dated as of October 28, 2002, by and between IRT Property Company and Equity One, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 2002).

     4.1 Amendment No. 1 to Shareholder Protection Rights Agreement, dated as of October 28, 2002, by and between IRT Property Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit
          4.1  to  the  Company's  Current  Report on Form 8-K dated October 30,
          2002).

     99.1 Certification  of  Chief  Executive  Officer.

     99.2 Certification  of  Chief  Financial  Officer.

     99.3 Form of IRT Voting Agreement, dated October 28, 2002, by and among Equity One, Inc. and certain shareholders of IRT Property Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 30, 2002).

     99.4 Form of Equity One, Inc. Voting Agreement, dated October 28, 2002, by and among IRT Property Company and certain stockholders of Equity One, Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 30, 2002).

     99.5 Voting Agreement, dated as of October 28, 2002, by and between Equity One, Inc. and E. Stanley Kroenke, in his capacity as a shareholder of IRT Property Company (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated October 30, 2002).

     99.6 Press  Release,  dated  October 29, 2002 (incorporated by reference to
          Exhibit 99.4 to the Company's Current Report on Form 8-K dated October 30, 2002).

     (b)  Reports  on  Form  8-K.

          No reports on Form 8-K were filed by LP during the quarter ended September 30, 2002.

          On October 30, 2002, the Company filed a Report under Item 1(b) on Form 8-K to report the Agreement and Plan of Merger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                         IRT  Property  Company,  as  general  partner

Date:     November  12,  2002          /s/  Thomas  H.  McAuley
-----     -------------------          ------------------------
                                       Thomas  H.  McAuley
                                       President  &  Chief  Executive  Officer


Date:     November  12,  2002          /s/  James  G.  Levy
-----     -------------------          --------------------
                                       James  G.  Levy
                                       Executive  Vice  President  &
                                       Chief  Financial  Officer

                                 CERTIFICATIONS

I,  Thomas  H.  McAuley,  certify  that:
1.   I  have  reviewed  this  quarterly  report on Form 10-Q of IRT Partners LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002

/s/  Thomas  H.  McAuley
------------------------
Thomas  H.  McAuley
Chief  Executive  Officer

                                 CERTIFICATIONS

I,  James  G.  Levy,  certify  that:

1.   I  have  reviewed  this  quarterly  report on Form 10-Q of IRT Partners LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002

/s/  James  G.  Levy
--------------------
James  G.  Levy
Chief  Financial  Officer