Form 10-Q
period 2003-09-30
IRT PARTNERS L P
filed 2003-11-14
CIK 1073890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                          Commission File No. 001-7859


                                IRT PARTNERS L.P.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                          1696 N.E. Miami Gardens Drive
                          N. Miami Beach, Florida 33179
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 947-1664
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                               Georgia 58-2404832
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

--------------------------------------------------------------------------------

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]   No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2 of the Exchange). Yes   No [X]


Applicable only to Corporate Issuers:

Not Applicable.

                                IRT PARTNERS L.P.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements                                     Page
                                                                           -----

         Condensed Balance Sheets
         As of September 30, 2003 and December 31, 2002 (unaudited) .........  1

         Condensed Statements of Operations
         For the three and nine-month periods ended September 30, 2003 and 2002 (unaudited) ...............................................  2

         Condensed Statement of Changes in Partners' Capital
         For the nine-month period ended September 30, 2003 (unaudited) .....  3

         Condensed Statement of Cash Flows
         For the nine-month periods ended September 30, 2003 and
         2002 (unaudited) ...................................................  4

         Notes to the Condensed Financial Statements (unaudited) ............  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......... 12

Item 4.  Controls and Procedures............................................. 12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 13

Item 2.  Changes in Securities and Use of Proceeds .......................... 13

Item 3.  Defaults upon Senior Securities .................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders ................ 13

Item 5.  Other Information .................................................. 13

Item 6.  Exhibits and Reports on Form 8-K ................................... 13

ITEM 1.  FINANCIAL INFORMATION

IRT PARTNERS L.P.
(a limited partnership)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                              September 30,     December 31,
                                                                                   2003             2002
                                                                              -------------     ------------
                                   ASSETS
PROPERTIES:
   Income producing........................................................     $  185,587       $  173,611
   Less: accumulated depreciation..........................................         (1,938)         (28,945)
                                                                              ------------     ------------
      Properties, net......................................................        183,649          144,666

CASH AND CASH EQUIVALENTS...................................................            12              608

CASH HELD IN ESCROW.........................................................             -            4,033

 ADVANCES TO AFFILIATE.......................................................            -           20,866

OTHER ASSETS.................................................................        3,288            2,932
                                                                              ------------     ------------
TOTAL........................................................................   $  186,949       $  173,105
                                                                              ============     ============

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Mortgage notes payable..................................................     $   34,555       $   41,476
   Unamortized premium on mortgage notes payable...........................          4,803                -
                                                                              ------------     ------------
      Total mortgage notes payable.........................................         39,358           41,476
   Other liabilities.......................................................          3,426            2,208
                                                                              ------------     ------------
         Total liabilities.................................................         42,784           43,684

LIMITED PARTNERS' CAPITAL..................................................         11,161            9,684

COMMITMENTS AND CONTINGENT LIABILITIES

GENERAL PARTNERS' CAPITAL..................................................        133,004          119,737

                                                                              ------------     ------------
TOTAL......................................................................     $  186,949       $  173,105
                                                                              ============     ============


See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P.
(a limited partnership)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                       For the Period
                                                               --------------------------------
                                        Three Months Ended       January 1,       February 12,       Nine Months Ended
                                          September 30,           2003 to          2003 to             September 30,
                                      ----------------------     February 11,    September 30,     ------------------------
                                        2003         2002          2003              2003             2003          2002
                                      ---------    ---------   --------------------------------    ----------    ----------
REVENUES FROM RENTAL PROPERTIES.....    $ 6,117      $ 5,827      $    2,783           $ 15,493      $ 18,276      $ 17,993
                                      ---------    ---------   -------------      -------------    ----------    ----------
COSTS AND EXPENSES:
   Property operating expenses......      1,724        1,659             902              4,406         5,308         5,055
   Interest expense.................        591          816             374              1,575         1,949         2,400
   Amortization of deferred
     financing fees.................          -            5               3                  1             4            14
   Rental property depreciation and
     amortization...................        799          982             555              1,949         2,504         2,940
   General and administrative
   expenses.........................         15          261               4                 16            20           853
                                      ---------    ---------   -------------      -------------    ----------    ----------
       Total costs and expenses.....      3,129        3,723           1,838              7,947         9,785        11,262
                                      ---------    ---------   -------------      -------------    ----------    ----------
INCOME BEFORE INTEREST INCOME FROM
   AFFILIATES.......................      2,988        2,104             945              7,546         8,491         6,731

INTEREST INCOME FROM AFFILIATES.....          -           76              15                 71            86           234
                                      ---------    ---------   -------------      -------------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS...      2,988        2,180             960              7,617         8,577         6,956
                                      ---------    ---------   -------------      -------------    ----------    ----------
DISCONTINUED OPERATIONS:
   Income from operations of sold
     properties.....................          -          196               -                  -             -           625
   Gain (loss) on disposal of
     income producing properties....          -        2,185             (19)                 -           (19)        2,185
                                      ---------    ---------   -------------     ---------------    ----------    ----------
       Total income from
        discontinued operations.....          -        2,381             (19)                 -           (19)       (2,810)
                                      ---------    ---------   -------------      -------------    ----------    ----------
NET INCOME..........................    $ 2,988      $ 4,561       $     941            $ 7,617       $ 8,558       $ 9,775
                                      =========    =========    ===============   =============    ==========    ==========

See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P.
(a limited partnership)
CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                   General         Limited         Total
                                                  Partner's       Partners'      Partners'
                                                   Capital         Capital        Capital
                                                 -----------    -----------     -----------
Balance, January 1, 2003....................       $ 119,737       $  9,684       $ 129,421
Cash distributions..........................         (10,173)          (602)        (10,775)
Net income..................................           8,080            478           8,558
Fair value adjustment due to merger.........          15,360          1,601          16,961
                                                 -----------    -----------     -----------
Balance, September 30, 2003.................       $ 133,004       $ 11,161       $ 144,165
                                                 ===========    ===========     ===========

See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P.
(a limited partnership)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                            --------------    --------------
OPERATING ACTIVITIES:
Net income............................................................          $    8,558        $    9,775
 Adjustments to reconcile net income to net cash provided by operating activities:
     Straight line rent adjustment....................................                 (63)             (138)
     Amortization of premium on mortgage notes payable................                (330)                -
     Amortization of deferred financing fees..........................                   4                14
     Rental property depreciation and amortization....................               2,504             2,940
     Depreciation and amortization included in discontinued operations                   -               180
     Loss (gain) on disposal of real estate...........................                  19            (2,185)

   Changes in assets and liabilities:
     Increase in other assets.........................................                (376)           (1,305)
     Increase in other liabilities....................................               1,218             1,514
                                                                            --------------    --------------
Net cash provided by operating activities.............................              11,534            10,795
                                                                            --------------    --------------
INVESTING ACTIVITIES:
   Additions to and purchases of properties...........................              (1,197)           (4,756)
   Proceeds from disposal of properties...............................                   -             6,513
   Decrease in cash held in escrow....................................               4,033                 -
                                                                            --------------    --------------
Net cash provided by investing activities.............................               2,836             1,757
                                                                            --------------    --------------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable...............................              (6,921)             (585)
   Payment of deferred financing costs................................                   -               (58)
   Advances from (to) affiliate, net..................................               2,730            (3,398)
   Cash contributions.................................................                   -             1,946
   Cash distributions paid............................................             (10,775)          (10,252)
                                                                            --------------    --------------
Net cash used in financing activities.................................             (14,966)          (12,347)
                                                                            --------------    --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................                (596)              205

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................                 608               500
                                                                            --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................          $       12        $      705
                                                                            ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest, net of amount capitalized..................          $    2,306        $    2,373
                                                                            ==============    ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   The Company merged with IRT and the assets and liabilities of LP were restated to fair value as follows:
      Fair value of assets acquired...................................          $  191,173
      Assumption of liabilities and mortgage notes payable............             (41,524)
      Fair value adjustment of mortgage notes payable.................              (5,133)
                                                                            --------------
      Partners' capital...............................................          $  144,516
                                                                            ==============

See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P.
(a limited partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands)

1.   ORGANIZATION AND IRT PROPERTY COMPANY MERGER

     IRT Partners L.P. ("LP"), a Georgia limited partnership, was formed on July 15, 1998 in order to enhance the acquisition opportunities of its general partner through a downREIT structure. This structure offers potential sellers the ability to make a tax-deferred transfer of their real estate properties in exchange for partnership units ("OP Units") of LP.

     On February 12, 2003, Equity One, Inc. (the "Company" or "Successor") completed a statutory merger with IRT Property Company ("IRT" or "Predecessor"), LP's general partner. As a result of the merger, the Company acquired from IRT the general partnership interests in LP. The Company now owns approximately 94.4% of LP's partnership interests. As a result of the substantial change in ownership from this transaction, "push-down" accounting has been applied to LP's financial statements, assets and liabilities of LP have been restated to fair value in the same manner as IRT's assets and liabilities were recorded by the Companyas as a result of the merger. Although the fair values assigned to the identifiable tangible and intangible assets and liabilities of LP are preliminary as LP is evaluating the fair values and allocation of costs, management does not believe that any future adjustment would have a material effect on LP's financial position or results of operations.

     The results of operations for the three and nine-month periods ended September 30, 2002 and for the period from January 1, 2003 through February 11, 2003 have been recorded based on the historical values of the assets and liabilities of LP prior to the merger. For the period from February 12, 2003 through September 30, 2003, the results of operations have been recorded under the fair values assigned to the assets and liabilities after the Company's merger with IRT.

     LP is obligated to redeem each OP Unit held by a person other than the Company, at the sole request of such limited partner, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption. However, the Company may elect, at its option, to acquire any such OP Unit presented for redemption for one common share of the Company's stock or cash.

     At September 30, 2003, LP owns 23 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by LP's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and related footnotes for the year ended December 31, 2002 included in the Current Report of Equity One, Inc. on Form 8-K filed with the SEC on November 14, 2003.

     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.   RENTAL PROPERTIES

     Income producing property is stated at cost and includes all costs related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of pre-development and certain direct and indirect costs of development. Costs incurred during the predevelopment stage are capitalized once management has identified a site, determined that the project is feasible and that it is probable that LP will be able to proceed with the project. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized.

     Income producing properties are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, LP records an impairment charge equal to the excess of historical cost basis over fair value. In addition, LP writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

     Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

        Land improvements            40 years
        Buildings                    30-40 years
        Building improvements        5-40 years
        Tenant improvements          Over the terms of the related lease
        Equipment                    5-7 years

     Acquisitions of properties are accounted for using the purchase method and, accordingly, the results of operations are included in LP's results of operations from the respective dates of acquisition. The Company uses various valuation methods to allocate the purchase price of acquired property between land, buildings and improvements, equipment, and other identifiable intangibles such as lease origination costs and acquired leases and any debt assumed. LP's allocation of the purchase prices for the acquisitions consummated during 2003 is preliminary and is subject to change.

4.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable are collateralized by real estate investments. These notes have stated interest rates ranging from 7.02% to 9.1875% and are due in monthly installments with maturity dates ranging from 2009 to 2015. LP, upon the merger of IRT and the Company, recorded a premium on the mortgage notes of $5,133.

5.   INCOME TAXES

     No federal or state income taxes are reflected in the accompanying condensed financial statements because LP is a partnership and its partners are required to include their respective share of profits and losses in their income tax returns.

6.   DISPOSITIONS

     LP has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, and has included the operations of properties sold and held for sale, as well as the gain on sale of sold properties, as discontinued operations for all periods presented. LP expects to reclassify historical operating results whenever necessary in order to comply with the requirements of SFAS No. 144.

     The following table reflects the properties being reported in discontinued operations for the three and nine-month periods ended September 30, 2002 (there have been no dispositions during 2003):

           Property                 Location            Date Sold      Square Feet      Sales Price     Gain (Loss)
     ---------------------      ------------------    -------------  --------------    ------------   -------------
     Forest Hills Centre*       2Wilson, NC              9/25/02             74,180         $ 6,850         $ 2,185
     Asheville Plaza            Asheville, NC            11/4/02             49,800             950             733
     Lawrence Commons*          Lawrenceburg, TN        12/12/02             52,295           4,219           1,252
                                                                      -------------    ------------   -------------
        Total.....................................................          176,275        $ 12,019         $ 4,170
                                                                      =============    ============   =============

     *During  first  quarter  2003,   additional   expenses  totaling  $19  were
recognized as a loss under discontinued operations relating to these properties.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 is effective for fiscal years beginning after May 15, 2002. LP adopted SFAS No. 145 as of July 2002 and will reflect any gains (losses) from extinguishment of debt as part of ordinary income.

     In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee's of Indebtedness of Other's (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). LP adopted the new disclosure requirements, which are effective beginning with 2002 calendar year-end financials. FIN 45's provisions for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on LP's financial statements.

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ABR 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements issued after January 31, 2003. The consolidated provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. LP is not a party to any VIE's.

     In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. LP adopted this pronouncement beginning July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on LP's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The FASB decided to defer the application of the aspect of Statement 150 until it could consider some of the resulting implementation issues.

8.   COMMITMENTS AND CONTINGENCIES

     LP has guaranteed the $150,000 unsecured senior notes of the Company bearing interest at fixed interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. LP has also guaranteed a $340,000 unsecured revolving credit facility of the Company, under which $138,000 was outstanding at September 30, 2003. These notes and revolving credit facility have also been guaranteed by most of the Company's wholly-owned subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with LP's unaudited Condensed Financial Statements, including the notes thereto, which are included elsewhere herein and LP's audited Financial Statements and notes thereto for the year ended December 31, 2002 appearing in the Current Report on Form 8-K of the Company filed November 14, 2003. The results of operations for an interim period may not give a true indication of results for the year.

     Unless the context otherwise requires, all references to "we," "our," "us," "IRT Partners," and "LP" in this report refer collectively to IRT L.P.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

     Total revenues from rental properties increased by $290,000, or 5.0%, to $6.1 million in 2003 from $5.8 million in 2002 due to an increase in expense recoveries.

     Property operating expenses increased by $65,000, or 3.9%, to $1.7 million for 2003 from $1.7 million in 2002.

     Rental property depreciation and amortization decreased by $183,000, or 18.6%, to $799,000 for 2003 from $982,000 in 2002 due to the restatement of the assets to fair value upon, and the allocation between depreciable and non-depreciable assets resulting from, the merger of IRT with the Company.

     Interest expense decreased by $225,000, or 27.6%, to $591,000 for 2003 from $816,000 in 2002 related to the payoff of a mortgage note and amortization of premiums on mortgage notes payable of $142,000.

     During 2002, a property was sold and the operations are reflected in income from operations of sold properties. LP recognized a gain on the sale of $2.2 million. There were no dispositions during 2003.

     As a result of the foregoing, net income decreased by $1.6 million, or 34.5%, to $3.0 million for 2003 from $4.6 million in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

     Total revenues from rental properties increased by $283,000, or 1.6%, to $18.3 million in 2003 from $18.0 million in 2002 due to an increase in expense recoveries.

     Property operating expenses increased by $253,000, or 5.0%, to $5.3 million for 2003 from $5.1 million in 2002.

     Rental property depreciation and amortization decreased by $436,000, or 14.8%, to $2.5 million for 2003 from $2.9 million in 2002 related to the restatement of the assets to fair value upon, and the allocation between depreciable and non-depreciable assets resulting from, the merger of IRT with the Company.

     Interest expense decreased by $451,000, or 18.8%, to $1.9 million for 2003 from $2.4 million in 2002 related to the payoff of a mortgage note and amortization of premiums on mortgage notes payable of $330,000.

     During 2002, a property was sold and the operations are reflected in income from operations of sold properties. LP recognized a gain on the sale of $2.2 million. There were no dispositions during 2003.

     As a result of the foregoing, net income decreased by $1.2 million, or 12.5%, to $8.6 million for 2003 from $9.8 million in 2002.

CASH FLOWS

     Net cash provided by operating activities of $11.5 million for the nine months ended September 30, 2003 included: (i) net income of $8.6 million, (ii) adjustments for non-cash items which increased cash flow by $2.1 million, and (iii) a net increase in operating assets and liabilities of $842,000, compared to net cash provided by operating activities of $10.8 million for the nine months ended September 30, 2002, which included
(i) net income of $9.8 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $811,000, and (iii) a net increase in operating assets and liabilities of $209,000.

     Net cash provided by investing activities of $2.8 million for the nine months ended September 30, 2003 included: (i) capital improvements of $1.2 million offset by proceeds from escrowed funds on sale of properties of $2.9 million and $1.1 million returned to the operating cash accounts. These amounts should be compared to net cash provided by investing activities of $1.8 million for the nine months ended September 30, 2002 which included: (i) the acquisition of one shopping center for $1.9 million and (ii) construction, development and other capital improvements of $3.0 million, offset by proceeds from the sale of one property of $6.5 million.

     Net cash used in financing activities of $15.0 million for the nine months ended June 30, 2003 included: (i) the payoff of one mortgage note for $5.3 million and monthly principal payments on mortgage notes of $1.6 million, (ii) distributions to OP Unit holders of $10.8 million, offset by advances from affiliates of $2.7 million, compared to net cash used by financing activities of $12.3 million for the nine months ended September 30, 2002 which included: (i) net proceeds from issuance of OP Units of $1.9 million, offset by (a) distribution to OP Unit holders of $10.3 million, (b) net advances to affiliates of $3.4 million, (c) principal payments on mortgage notes of $585,000, and (d) other uses of $58,000.

LIQUIDITY AND CAPITAL RESOURCES

     LP's principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements, leasing costs, debt service and distributions to its OP Unit holders. LP presently expects cash from its operating activities to be the primary source of funds to pay distributions, mortgage note payments and certain capital improvements on LP's properties.

     LP guarantees the Company's indebtness under the Company's unsecured senior debt and unsecured revolving credit facilities.

     LP, through the Company, uses unsecured borrowings for use in meeting capital requirements. As of September 30, 2003, LP had $34.6 million in mortgage notes payable at a weighted average interest rate of 8.4%, which are due in monthly installments with maturity dates ranging from 2006 to 2015.

     As of September 30, 2003, the scheduled amortization and principal payments due on mortgage notes payable are as follows (in thousands):

                                                                              Total
                                Scheduled             Balloon            Principal Balance
          Year                Amortization            Payments            Due at Maturity
 ----------------------    -----------------    ------------------    ---------------------
 2003.......................        $    115             $       -                $     115
 2004.......................             650                     -                      650
 2005.......................             709                     -                      709
 2006.......................             771                     -                      771
 2007.......................             838                     -                      838
 Thereafter.................           5,508                25,964                   31,472
                           -----------------    ------------------    ---------------------

     Total..................        $  8,591             $  25,964                $  34,555
                           =================    ==================    =====================

     Our debt level could subject us to various risks, including the risk that our cash flows will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduced financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income or take advantage of business opportunities. In addition, because we currently anticipate that only a small portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness.

     We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available on acceptable terms or at all, and any future equity financing could be dilutive to existing partners. If adequate funds are not available, our business operations could be materially adversely affected.

INFLATION

     Most of our leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rents based on tenant gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

     Our financial results are affected by general economic conditions in the markets in which our properties are located. An economic recession, or other adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. The properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which typically offer day-to-day necessities rather than luxury items. These types of tenants, in our experience, generally maintain more consistent sales performance during periods of adverse economic conditions.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     Certain matters discussed in this Quarterly Report on Form 10-Q contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

     All statements other than statements of historical facts are forward-looking statements, and can be identified by the use of forward-looking terminology such as "may," "will," "might," "would," "expect," "anticipate," "estimate," "would," "could," "should," "believe," "intend," "project," "forecast," "target," "plan," or "continue" or the negative of these words or other variations or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on those statements, which speak only as of the date of this report.

     Among the factors that could cause actual results to differ materially are:

     o general economic conditions, competition and the supply of and demand for shopping center properties in our markets;

     o    management's   ability  to  successfully  combine  and  integrate  the
          properties and operations of separate companies that we have acquired in the past or may acquire in the future;

     o    interest rate levels and the availability of financing;

     o potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

     o    risks that tenants will not take or remain in occupancy or pay rent;

     o    greater than anticipated construction or operating costs;

     o    inflationary and other general economic trends;

     o    the effects of hurricanes and other natural disasters; and

     o other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

     Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     LP utilizes mortgage notes payable with fixed rates. Sudden changes in interest rates generally do not affect LP's interest expense as these debt instruments have fixed rates for extended periods of time. LP's potential risk is from increases in long-term real estate mortgage rates or borrowing rates that may occur. As the debt instruments mature, LP typically refinances such debt at the then current market interest rates, which may be more or less than the interest rates on the maturing debt. The weighted average life for our fixed rate mortgage notes is 7.0 years.

     LP estimates the fair market value of LP's long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At September 30, 2003, the fair value of the fixed rate mortgage loans was estimated to be $41.9 million compared to the carrying value amount of $34.6 million. If the weighted average interest rate on LP's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 8.4%, the fair market value would be $36.9 million and $33.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief

Executive Officer and Chief Financial Officer of Equity One, Inc., in its capacity as general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in its capacity as general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in its capacity as general partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

            31.1 Certification of Chief Executive Officer of Equity One, Inc., in its capacity as general partner of
                    LP, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer of Equity One, Inc., in its capacity as general partner of
                    LP, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in its capacity as general partner of LP, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: November 14, 2003       IRT PARTNERS L.P.

                                   BY: Equity One, Inc., general partner



                                  /s/ HOWARD M. SIPZNER
                                  --------------------------------------

                                  Howard M. Sipzner
                                  Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------




         EXHIBIT NO.    DESCRIPTION
         ----------     -----------

            31.1 Certification of Chief Executive Officer of Equity One, Inc., in its capacity as general partner of
                        LP, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer of Equity One, Inc., in its capacity as general partner of
                        LP, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and
                        Section 302 of the Sarbanes-Oxley Act of 2002.

               32 Certification of Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in its capacity as general partner of LP, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as created by
                        Section 906 of the Sarbanes-Oxley Act of 2002.