Form 10-K
period 2003-12-31
IRT PARTNERS L P
filed 2004-03-22
CIK 1073890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                           --------------------------
                        Commission file number 001-07859
                           --------------------------

                               IRT PARTNERS L.P.
             (Exact name of Registrant as specified in its charter)

       Georgia                                     52-2404832
 -------------------------------        ------------------------------------
 (State or other jurisdiction of        ( I.R.S. Employer Identification No.)
  incorporation or organization)

   1696 N.E. Miami Gardens Drive,
        North Miami Beach, FL                              33179
 ---------------------------------------        ------------------------------
 (Address of principal executive office)                 (Zip code)

       Registrant's telephone number, including area code: (305) 947-1664
       ------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

          None                                           None
-----------------------                  --------------------------------------
 (Title of each class)                   (Name of exchange on which registered)

                                      None
           ----------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     There is no established market for the partnership units of IRT Partners L.P. ("OP Units"). Accordingly, it is not possible to state the aggregate market value of such OP Units held by non-affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the definitive Proxy Statement for Equity One, Inc.'s, the Registrant's sole general partner, 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.
================================================================================

                                IRT PARTNERS L.P.

                                TABLE OF CONTENTS
                                -----------------


                                     Part I
                                                                          Page
                                                                         ------

Item 1.   Business.........................................................  2
Item 2.   Properties.......................................................  4
Item 3.   Legal Proceedings................................................  6
Item 4.   Submission of Matters to a Vote of Security Holders..............  6

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
            Matters and Purchase of Equity Securities......................  7
Item 6.   Selected Financial Data..........................................  7
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  8
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....... 18
Item 8.   Financial Statements and Supplementary Data...................... 18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 18
Item 9A.  Controls and Procedures.......................................... 19

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant............... 19
Item 11.  Executive Compensation........................................... 19
Item 12.  Security Ownership of Certain Beneficial Owners and Management... 19
Item 13.  Certain Relationships and Related Transactions................... 19
Item 14.  Principal Accountant Fees and Services........................... 20

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 20
          Signatures....................................................... 22

                           FORWARD-LOOKING INFORMATION

     Certain matters discussed in this Form 10-K and the information incorporated by reference herein contain "forward-looking statements" for purposes on Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

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

     Among the factors that could cause actual results to differ materially are:

     o general economic conditions, and the effect of these conditions on rental rates in the markets where our shopping centers are located;

     o    risks that tenants will not remain in occupancy or pay rent;

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

     o    the effects of hurricanes and other natural disasters; and

     o other risks detailed from time to time in the reports filed by us or Equity One, Inc., our general partner, with the Securities and Exchange Commission.

     Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to IRT Partners, L.P. ("LP" or the "Partnership") and its sole general partner, Equity One, Inc. (the "Company" or the "Successor" general partner of LP).

     The Company is the sole general partner of LP and conducts the business of LP. In connection with your review of this report, you should also carefully review the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which contains additional information that may be important to you.

                                     Part I

ITEM 1. BUSINESS

General

     IRT Partners L.P. ("LP"), a Georgia limited partnership, was formed on July 15, 1998 in order to enhance the acquisition opportunities of its general partner through a downREIT structure. This structure offers potential sellers the ability to make a tax-deferred transfer of their real estate properties in exchange for partnership units ("OP Units") of LP.

     On February 12, 2003, Equity One, Inc. completed a statutory merger with IRT Property Company ("IRT" or the "Predecessor" general partner of LP). As a result of the merger, the Company acquired the general partnership interests in LP held by IRT. The Company now owns approximately 94.4% of LP's partnership interests. As a result of the substantial change in ownership from this transaction, "push-down" accounting has been applied to LP's financial statements, and the assets and liabilities of LP were restated to fair value in the same manner as IRT's assets and liabilities were recorded by the Company subsequent to the merger.

     The results of the operations for the period from January 1, 2003 through February 11, 2003, the date of the merger, and for the years ended December 31, 2002 and 2001, have been recorded based on the historical values of the assets and liabilities of LP prior to the merger. For the period from February 12, 2003 through December 31, 2003, the results of operations have been recorded based on the fair values assigned to the assets and liabilities of LP after the Company's merger with IRT.

     LP is obligated to redeem each OP Unit held by a person other than the Company, at the sole request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption. However, the Company may elect, at its option, to acquire any such OP Unit presented for redemption for one common share of the Company's stock or cash.

     At December 31, 2003, LP owned 23 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores and other discount stores. During the year ended December 31, 2003, LP did not acquire or dispose of any properties. As of December 31, 2003, LP had one property classified as held for sale.

Industry and Competitive Conditions

     The results of LP's operations depend upon the performance of its existing investment portfolio, the availability of suitable opportunities for new investments, the yields available on such new investments and the Company's cost of capital. Yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the investment, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry generally. As financial intermediaries providing equity funds for real estate projects, real estate investment companies are generally subject to the same market and economic forces as other real estate investors.

     In seeking new investment opportunities, LP competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, real estate investment trusts, including the Company, and other domestic real estate companies. With respect to properties presently owned by LP or in which it has investments, LP and its tenants compete with other owners of like properties for tenants and/or customers depending on the nature of the investment. Management believes that LP is well positioned to compete effectively for new investments and tenants.

Financing Strategy

     LP is the entity through which the Company conducts a portion of its business and owns a portion of its assets. As a result, all decisions are made by the Company on behalf of LP. LP was formed in order to enhance the acquisition opportunities the Company through a downREIT structure. As a partnership under the Internal Revenue Code, no federal or state income tax is reflected in the accompanying financial statements as the partners are required to include their respective share of profits and losses in their income tax returns. Additionally, LP is required to make distribution payments to the Limited Partners based on the number of outstanding partnership units ("OP Units") held at the time of distribution.

Risk Factors

     The risks related to the business and operations of LP are substantially the same as the risk associated with the Company's operations. Please see the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a description of these risks.

Competition

     There are numerous commercial developers, real estate companies, including REITs such as Regency Centers Corporation, Weingarten Realty Investors and New Plan Excel Realty Trust, and other owners of real estate in the areas in which our properties are located that compete with us in seeking land for development, properties for acquisition, financing and tenants. Many of such competitors have substantially greater resources than we have. All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and maintain the rents charged at our existing properties.

     We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We also believe that our competitive advantages include the favorable locations of our properties, our ability to provide a retailer with multiple locations with anchor tenants and the practice of continuous maintenance and renovation of our properties.

Regulations

     Regulations. Retail properties are subject to various laws, ordinances and regulations. We believe that each of our existing properties maintains all required material operating permits and approvals.

     Americans with Disabilities Act. Our properties are subject to the Americans with Disabilities Act of 1990. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We believe that our properties are in substantial compliance with the requirements under the American with Disabilities Act and have no reason to believe that these requirements or the enforcement of these requirements will have a materially adverse impact on our business.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and our liability for remediation could exceed the value of the property and/or our aggregate assets. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent the property or borrow using the property as collateral. We have several properties that will require or are currently undergoing varying levels of environmental remediation. In some cases, contamination has migrated or is expected to migrate into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into the soil or groundwater. We believe that, based on environmental studies conducted to date, none of these environmental problems is likely to have a material adverse effect on our financial condition. However, no assurances can be given that environmental studies obtained by us reveal all environmental liabilities, that any prior owner of land or a property owned or acquired by us did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist, or may not exist in the future.

Employees

     LP conducts its business through the Company and thus, at December 31, 2003, LP did not have any employees.

ITEM 2. PROPERTIES

     The following table and notes thereto describe the properties in which LP had a fee or leasehold interest at December 31, 2003. These tables should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.


                                 GLA                    Annualized      Average Minimum      Percent
                               (Sq. Ft.)   Number       Minimum Rent    Rent Per Leased     Leased at
                      Year      at Dec.     of         as of December      Sq. Ft. at        Dec. 31,     Anchor Stores and
     Property       Acquired   31, 2003    Tenants(1)   31, 2003(2)      Dec. 31, 2003        2003        Certain Tenants
-----------------   --------   --------   -----------  --------------  ----------------    -----------   ---------------------
Central Florida
Unigold
 Winter Park           1987     106,185       20         $ 955,644         $ 10.14              88.8%    Winn-Dixie
Florida West Coast
Bay Pointe Plaza                                                                                         Publix, Eckerd (Bealls
 St. Petersburg    1984/2002    103,986       24           919,362            9.60              92.1%    Outlet), West Marine
Carrollwood
  Tampa            1970/2002     94,203       36           873,356           10.86              85.4%    Eckerd
Charlotte Square                                                                                         Seafood Buffet, Pet
  Port Charlotte      1980       96,188       27           742,556            7.87              98.1%    Supermarket



                                 GLA                    Annualized      Average Minimum      Percent
                               (Sq. Ft.)   Number       Minimum Rent    Rent Per Leased     Leased at
                      Year      at Dec.     of         as of December      Sq. Ft. at        Dec. 31,     Anchor Stores and
     Property       Acquired   31, 2003    Tenants(1)   31, 2003(2)      Dec. 31, 2003        2003        Certain Tenants
-----------------   --------   --------   -----------  --------------  ----------------    -----------   ---------------------
Florida Treasure
Coast
Treasure Coast
  Vero Beach          1983      133,781       25         1,063,966           8.55               93.0%    Winn-Dixie, TJ Maxx
South Florida/
Atlantic Coast
Lago Mar
  Miami               1995       82,613       21           939,811          12.33               92.3%    Publix
                                                                                                         Fresh Market, Bed Bath &
Pine Ridge Square  1983/1998,                                                                            Beyond, Off Main
  Coral Springs       1999      117,399       35         1,520,522          13.05               99.2%    Furniture
Riverside Square
  Coral Springs       1987      110,541       36         1,353,481          13.35               91.7%    Publix, Tuesday Morning
Tamarac Town
  Square
  Tamarac             1987      127,635       39         1,056,525          10.35               79.9%    Publix
 Atlanta, Georgia
Williamsburg @
  Dunwoody
  Dunwoody            1983       44,928       27           704,851          17.27               90.8%
North Carolina
Centre Pointe Plaza                                                                                      Wal-Mart (Belk's,
  Smithfield          1989      163,642       19           714,150           5.71               76.4%    Goody's)
Chestnut Square
  Brevard             1985       39,640        7           261,660           6.88               96.0%    Eckerd (Dollar General)
Galleria
  Wrightsville Beach 1986/1990   92,114       40           741,955           9.39               85.7%    Harris Teeter, Eckerd
Parkwest Crossing
  Durham              1990       85,602       18           843,220          10.01               98.4%    Food Lion
Plaza North
  Hendersonville      1986       47,240        9           334,277           7.26               97.5%    Bi-Lo, CVS Pharmacy
Providence Square
  Charlotte           1973       85,930       25           664,123           8.22               94.1%    Harris Teeter, Eckerd
Riverview Shopping
  Center                                                                                                 Kroger, Upchurch Drugs
  Durham           1973/1995    127,106       11           839,571           7.20               91.7%    Riverview Furniture
Salisbury
  Marketplace                                                                                            Food Lion, CVS Pharmacy
  Salisbury           1987       82,578       17           724,326           9.22               95.2%    Big Lots, Aaron Rents
Shelby Plaza
  Shelby              1972      103,200        8           298,046           3.13               92.2%    (Hancock Fabrics)
Stanley Market Place                                                                                     Winn-Dixie, Family
  Stanley          1980,1987     40,400        3           220,692           5.46              100.0%    Dollar
Willowdale Shopping                                                                                      Harris Teeter, Carmike
  Center                                                                                                 Cinemas Eckerd (Family
  Durham              1986      120,984       26           970,076           8.74               91.7%    Dollar)
 Tennessee
Forrest Gallery                                                                                          Kroger, Wal-mart (Tractor
  Tullahoma           1987      214,450       30         1,180,928           5.60               98.4%    Suppply Goodwill)
Smyrna Village
  Smyrna              1992       83,334       12           582,528           7.98               87.6%    Kroger
                               --------     ----       -----------
                               2,303,679     515       $18,505,626          $8.79               91.4%
                               =========    ====       ===========        =======             =======

(1)  Number of tenants includes both occupied and vacant units.
(2) Calculated by annualizing the tenant's monthly base rent payment at December 31, 2003, excluding expense reimbursements, percentage rent payments and other charges.

     Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' pro rata share of ad valorem taxes, insurance (including fire and extended coverage, and liability insurance) and common area maintenance for the property. They may also provide for the payment of additional rentals based on a percentage of the tenants' sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a property. In this case, we make the payments for the utilities and are reimbursed by the tenants on a monthly basis. Generally, our leases prohibit the tenant from assigning or subletting its space. They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis. Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

Lease Expirations

     The following table sets forth the anticipated expirations of the LP's tenant leases properties as of December 31, 2003 for each year from 2004 through 2012 and thereafter:

                                                                                   Percent of
                                                                                   Aggregate        Average Annual
                                                                  Annualized       Annualized        Minimum Rent
                     Number of        GLA        Percent of    Minimum Rent at    Minimum Rent      per Square Foot
       Year            Leases    (square feet)   Total GLA        Expiration      at Expiration      at Expiration
-----------------   ----------   -------------  ------------   ---------------   ---------------   -----------------
   M-T-M                    28         49,689         2.2%      $     247,384             1.31%            $  4.98
     2004                  100        260,891        11.3%          2,598,421            13.78%               9.96
     2005                  100        271,832        11.8%          3,185,428            16.89%              11.72
     2006                   95        342,715        14.9%          3,844,425            20.39%              11.22
     2007                   41        318,168        13.8%          2,350,387            12.46%               7.39
     2008                   44        183,387         7.9%          1,841,149             9.76%              10.04
     2009                    6        116,450         5.1%            556,528             2.95%               4.78
     2010                    5         66,842         2.9%            481,796             2.55%               7.21
     2011                    3         85,445         3.7%            546,920             2.90%               6.40
     2012                    4         85,414         3.7%            686,133             3.64%               8.03
   Thereafter               13        324,362        14.1%          2,521,792            13.37%               7.77
                    ----------    -----------   ------------   ---------------   ---------------   -----------------
Sub-total/Average          439      2,105,195        91.4%       $ 18,860,363           100.00%           $   8.96
Vacant                      76        198,484         8.6%             -                    -                   -
                    ----------    -----------   ------------   ---------------   ---------------   -----------------
Total/Average              515      2,303,679       100.0%       $ 18,860,363           100.00%           $   8.19
                    ==========    ===========   ============   ===============   ===============   =================

     We may incur substantial expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. We expect to pay for re-leasing and recurring capital expenditures out of cash from operations.

Insurance

     Our tenants are generally responsible under their leases for providing adequate insurance on the property they lease. We believe that our properties are covered by adequate fire, flood and property insurance, all provided by reputable companies. However, certain of our properties are not covered by disaster insurance with respect to certain hazards (such as hurricanes) for which coverage is not available or available only at rates, which in our opinion are not economically justifiable.

ITEM 3. LEGAL PROCEEDINGS

     Neither  we nor our  properties  are  subject  to any  litigation  which we believe will have a material adverse affect on our business financial conditional or results of operations or cash flows. Furthermore, to the best of our knowledge, except as described above with respect to environmental matters, there is no litigation threatened against us or any of our properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

                                     Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES.

     There is no established public trading market for LP's equity interests and LP is not aware of any trading in such interests. During 2003 and 2002, LP paid distributions on its equity interests aggregating $14.4 million and $14.8 million, respectively, of which, $13.6 million and $14.0 million were paid to the Company or the Predecessor, respectively.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected operating data and balance sheet data set forth below have been derived from our financial statements, including the combined operating data for the year ended December 31, 2003 (combined for the respective periods of the Predecessor and the Successor). The financial statements as of December 31, 2003 and 2002 and for the period from February 12, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to February 11, 2003 (Predecessor) and the years ended December 31, 2002 and 2001, all contained elsewhere herein, have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with the financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                                                                Year Ended December 31,
                                        -----------------------------------------------------------------------
                                            2003**         2002*         2001*         2000*          1999*
                                        ------------    -----------    ----------    -----------    -----------
                                                       (Predecessor)  (Predecessor) (Predecessor)  (Predecessor)
Statement of Operations Data:
  Total revenues......................      $ 23,041       $ 23,578      $ 21,899       $ 18,913       $ 18,441
                                        ------------    -----------    ----------    -----------    -----------
  Property operating expenses.........         7,162          6,569         5,887          5,091          4,617
  Interest expense....................         2,537          3,212         2,781          2,441          2,418
  Rental property depreciation and
    amortization......................         3,187          3,653         3,560          3,226          3,004
  General and administrative
    expenses..........................            20          1,059         1,028            828            778
                                        ------------    -----------    ----------    -----------    -----------
  Total costs and expenses............        12,906         14,493        13,256         11,586         10,817
                                        ------------    -----------    ----------    -----------    -----------
  Other income (expense)..............            87            212         1,817            330          1,453
                                        ------------    -----------    ----------    -----------    -----------
  Income before discontinued                $ 10,222       $  9,297      $ 10,460       $  7,657        $ 9,077
    operations........................
                                        ============    ===========    ==========    ===========    ===========
  Net income.........................       $ 11,131       $ 15,012      $ 11,206       $  8,385        $ 9,791
                                        ============    ===========    ==========    ===========    ===========

*Amounts have been reclassified to conform to current year presentation. **Predecessor and successor amounts for 2003 have been combined for purposes of this table.


                                                                Year Ended December 31,
                                        -----------------------------------------------------------------------
                                            2003           2002          2001           2000           1999
                                        ------------    -----------    ----------    -----------    -----------
                                                       (Predecessor)  (Predecessor) (Predecessor)  (Predecessor)
                                               (in thousands other than per share, percentage and ratio data)
Balance Sheet Data:
   Total rental properties, after
     accumulated depreciation.........      $187,132       $144,666      $145,625       $137,114      $ 126,605
   Total assets.......................       190,072        173,105       166,873        145,814        137,834
 Mortgage notes payable...............        39,061         41,476        37,464         30,595         31,181

 Total liabilities....................        40,841         43,684        39,618         32,294         33,726

 Partners' equity.....................       149,231        129,421       127,255        113,520        104,108

Other Data:
   Cash flows from:
     Operating activities*............        13,381         14,806        13,699         10,837         12,218
     Investing activities*............         1,468          1,702       (10,979)       (13,898)        (2,246)
     Financing activities*............        15,446        (16,400)       (8,863)         9,345        (10,716)


*Predecessor and successor amounts for 2003 have been combined for purposes of this table.

     Due to the merger between the Company and IRT, the assets were re-valued at current fair market values. The effect of this step-up caused a decrease in the depreciable base of the assets compared to periods prior to the merger, resulting in lower depreciation expense subsequent to February 12, 2003.

ITEM 7. MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following should be read in conjunction with our financial statements, including the notes thereto, which are included elsewhere in this annual report.

     Unless the context otherwise requires, all references to "we," "our," "us," "IRT Partners," and "LP" in this report refer collectively to IRT Partners L.P.

     On February 12, 2003, Equity One, Inc. (the "Company" or "Successor" general Partner of LP) completed a statutory merger with IRT Property Company ("IRT" or "Predecessor" the previous general partner of LP). As a result of the merger, the Company acquired the general partnership interests in LP held by IRT. The Company now owns approximately 94.4% of LP's partnership interests.

     IRT Partners L.P. ("LP"), a Georgia limited partnership, was formed on July 15, 1998 in order to enhance the acquisition opportunities of its general partner through a downREIT structure. This structure offers potential sellers the ability to make a tax-deferred transfer of their real estate properties in exchange for partnership units ("OP Units") of LP.

     We believe we distinguish ourselves by owning and operating shopping centers anchored by supermarkets or necessity-oriented retailers in high density areas that are experiencing high population growth. Our goal is to own and operate properties containing dominant supermarket operators and a diverse tenant mix. We believe that these characteristics combine to reduce the vulnerability of our properties to economic downturns, enhance consumer traffic through our properties and generate more stable cash flows over time. We derive substantially all of our revenue from tenants under existing leases at our properties.

     Our business is generally dependent on the performance of the economy in the areas in which we own properties. Changes in the economic environment tend to have a direct effect on our tenants' businesses and, therefore, their ability to continue to pay us rent. In 2003, the overall U.S. economy began to demonstrate sustained economic growth. This growth, as well as the prevailing low interest rate environment, contributed to the growth in our cash flows and allowed us to increase the occupancy rates at our centers for the year. We have followed a disciplined approach and taken advantage of the improving economic environment in our markets. The Company continues to concentrate on shopping centers in the southern region of the United States by acquiring new centers in high growth, high density areas, developing and redeveloping centers in these areas and selling properties that no longer meet our investment criteria.

     However, our long-term operating cash flow is dependent on the continued occupancy of our properties, the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. Therefore, the main long-term threat to our business is our dependence on the viability of our anchor and other tenants. General economic downturns and competition from national and regional supercenters may have an increasing adverse impact on the business of our tenants by taking customers or reducing operating margins. We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our rental revenues.

     We are optimistic that we are well positioned to take advantage of the sustained growth of the economy and continuing low interest rate environment.

     Short-Term Liquidity Needs

     As of December 31, 2003, we had $11,000 in cash and our cash flow generated by operations was $13.4 million for the year ended December 31, 2003.

     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and quarterly distributions to holders of OP units.

     Historically, we have satisfied these requirements principally through cash generated from operations. We believe that cash generated from operations or advances from the Company will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow.

     We derive substantially all our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the nature of the properties in which we typically invest, primarily supermarket and necessity-oriented retail-anchored and neighborhood shopping centers, provides a more stable revenue flow in uncertain economic times because consumers still need to purchase basic living essentials such as groceries and day-to-day goods. However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these instances, our cash flow would be adversely affected. We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our rental revenues.

     We may incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. We expect to pay for re-leasing and recurring capital expenditures out of cash from operations.

         The Company causes LP to distribute to each of its limited partners an amount equal to the cash distribution declared by the Company on its common stock. Distributions are made to the limited partners pro rata based on the number of OP Units held by each limited partner. LP's cash distributions to its limited partners for the year ended December 31, 2003 were $808,000.

         Long-Term Liquidity Needs

         Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development and redevelopment projects that we undertake at our properties and the costs associated with acquisitions of properties that we pursue. Historically, the Company has satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, repayment by third parties of notes receivable and joint venture capital transactions. We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs; however, there are certain factors that may have a material adverse effect on our ability to access these capital sources.

         The following table sets forth certain information regarding the future commitment on contractual obligations of the LP as of December 31, 2003 (in thousands):

                                                               Payments due by period
                                                       Less than                                     More than
Contractual   Obligation                 Total           1 year        1-3 years      3-5 years       5 years
                                      -----------    -----------     -----------    -----------    ------------
Mortgage notes payable:
  Schedule amortization.........         $  8,436         $  650         $ 1,480        $ 1,746        $  4,560
  Balloon payments..............           25,964              -               -              -          25,964
                                      -----------    -----------     -----------    -----------    ------------
   Total mortgage obligations...           34,400            650           1,480          1,746          30,524

Development obligations.........              200            200               -              -               -
                                      -----------    -----------     -----------    -----------    ------------
Total contractual obligations...         $ 34,600         $  850         $ 1,480        $ 1,746        $ 30,524
                                      ===========    ===========     ===========    ===========    ============

LP has no outstanding operating or capital lease obligations.

Off Balance Sheet Arrangements

     As of December 31, 2003, our off balance sheet arrangements were as follows:

     o We have committed to fund $200,000 based on current plans and estimates, in order to complete pending redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available operating cash flows.

     o LP guarantees the $150 million unsecured senior notes payable and the $340 million revolving credit facility of the Company.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations provides additional information related to our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates and if necessary, adjusts its estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our financial statements.

     Real Estate Properties and Development Assets. We capitalize acquisition and construction costs, property taxes, interest and other miscellaneous costs that are directly identifiable with a project, from pre-acquisition until the time that construction is complete and the development is ready for its intended use, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67 and SFAS No. 34. We allocate the capitalized project costs to the various components of the project based on the components' relative fair values. Our cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, replacement cost, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market values of real estate assets. Actual results may differ from these estimates and anticipated returns on a project, as well as the gain or loss on disposition of the individual project components, could vary significantly from estimated amounts.

     Management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates that the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such asset is considered to be impaired, we record impairment losses and reduce the carrying amount of the impaired asset to an amount that reflects the fair value of the asset at the time impairment is evident. Our impairment review process relies on management's judgment regarding the indicators of impairment, the remaining life of the asset used to generate the asset's undiscounted cash flows, and the fair value of the asset at a particular point in time. Management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of real estate assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the ultimate return on our assets, as well as the gain or loss on the eventual disposition of the asset.

     Business Combinations. We are required to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, we identify and estimate the fair value of the land, buildings, and improvements, review the leases to determine the existence of, and estimate the fair value of, any contractual or other legal rights and investigates the existence of, and estimate the fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

     The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs to originate a lease including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. In-place lease values are based on management's evaluation of the specific characteristics of each lease and the overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, under specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than as discussed above, the Company has determined that the real estate properties do not have any other significant identifiable intangible assets.

     Critical estimates in valuing certain of the intangible assets and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods, and the tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in our portfolio, and discount rates used in these calculations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances that may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property or other market data. Management also considers information obtained in our pre-acquisition due diligence and market and leasing activities in estimating the fair value of tangible and intangible assets acquired.

     Revenue Recognition. We, as lessor, retain substantially all the risks and benefits of property ownership and account for our leases as operating leases. Rental income is recognized over the lease term on a straight-line basis as it becomes receivable according to the provisions of the lease. Revenue from percentage rent is recognized when tenants' reported sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period when the applicable costs are incurred.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit quality. If our estimate of collectibility differs from the cash received the timing and amount of our reported revenue could be impacted.

Results of Operations

     The following discussion should be read in conjunction with LP's audited financial statements, including the notes thereto, which are included elsewhere herein.

     The results of the operations for the period from January 1, 2003 through February 11, 2003 and for the years ended December 31, 2002 and 2001 have been recorded based on the historical values of the assets and liabilities of LP prior to the Company's merger with IRT. For the period from February 12, 2003 through December 31, 2003, the results of operations have been recorded based on the fair values assigned to the assets and liabilities after the merger.

     We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents, recoveries of expenses that we have incurred and which we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants' revenues, in each case as provided in the particular leases.

     Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, management expenses, insurance, utilities and other expenses, general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses, and interest expense, primarily on mortgage and revolving credit facilities indebtedness. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes and interest, incurred in respect of property under development or redevelopment until the property is ready for its intended use.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

     Total revenues from rental properties decreased by $537,000, or 2.3%, to $23.0 million in 2003 from $23.6 million in 2002. The decrease was primarily due to the vacancy of two major tenants.

     Property operating expenses increased by $593,000, or 9.0%, to $7.2 million for 2003 from $6.6 million in 2002. This variance relates to an increase of management fees expense of $178,000 and common area maintenance of $733,000, which are offset by a decrease in real estate taxes of $150,000 and non-recoverable maintenance costs of $48,000.

     Rental property depreciation and amortization decreased by $466,000, or 12.8%, to $3.2 million for 2003 from $3.7 million in 2002. Due to the merger between the Company and IRT, the assets were re-valued at current fair market values. The effect of this step-up caused a decrease in the depreciable base of the assets compared to periods prior to the merger, resulting in lower depreciation expense subsequent to February 12, 2003.

     Interest expense decreased by $675,000, or 21.0%, to $2.5 million for 2003 from $3.2 million in 2002. The decrease is related to the payoff of existing mortgage notes related to the disposition of properties.

     During 2002, three properties were sold and the operations are reflected in income from rental properties sold or held for sale. LP recognized a gain on the sale of these operation of $4.2 million. There were no dispositions during 2003; however, LP has one property being held for sale as of December 31, 2003. The results of operations from this property are reflected in rental properties sold or held for sale.

     As a result of the foregoing, net income decreased by $3.9 million, or 25.9%, to $11.1 million for 2003 from $15.0 million in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

     Total revenues from rental properties increased by $1.7 million, or 7.7%, to $23.6 million in 2002 from $21.9 million in 2001 due to an increase in expense recoveries and rental income.

     Property operating expenses increased by $682,000, or 11.6%, to $6.6 million for 2002 from $5.9 million in 2001. This increase was partially due to an increase in real estate taxes and insurance costs.

     Rental property depreciation and amortization increased by $93,000, or 2.6%, to $3.7 million for 2002 from $3.6 million in 2001.

     Interest expense increased by $440,000, or 15.9%, to $3.2 million for 2002 from $2.8 million in 2001 related to a mortgage note obtained in 2001 and assumption of a mortgage.

     During 2002, three properties were sold and the operations are reflected in income from rental properties sold or held for sale. LP recognized a gain on the sale of these operation of $4.2 million.

     As a result of the foregoing, net income increased by $3.8 million, or 34.0%, to $15.0 million for 2002 from $11.2 million in 2001.

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

CASH FLOWS
----------

     For purposes of this cash flow analysis, the cash flows for the period from January 1, 2003 through February 11, 2003, the date of the merger, have been combined with the cash flows for the period from February 12, 2003 through December 31, 2003 to provide a reasonable comparison to the cash flows for the year ended December 31, 2002.

     Net cash provided by operating activities was $13.4 million for the year ended December 31, 2003. Changes in cash flow amounts related to net income of $11.1 million, adjustments for non-cash items which increased cash flow by $2.6 million, and a net decrease in operating assets and liabilities of $356,000, compared to net cash provided by operating activities of $14.8 million for the year ended December 31, 2002, which included net income of $15.0 million, adjustments for non-cash and gain on sale items which decreased cash flow by $114,000, and a net decrease in operating assets and liabilities of $92,000.

     Net cash used in investing activities was $1.5 million for the year ended December 31, 2003. Changes in cash flow amounts related to additions to rental property of $553,000 and redevelopment costs of $2.0 million offset by proceeds from escrowed funds on sale of properties of $4.0 million. These amounts should be compared to net cash provided by investing activities of $1.7 million for the year ended December 31, 2002 which included the acquisition of properties of $5.8 million and proceeds from escrowed funds of $4.0 million, offset by proceeds from the sale of three properties of $11.6 million.

     Net cash used in financing activities decreased to $15.4 million in 2003 from cash used in financing activities of $16.4 million in 2002. Cash used in financing activities relates to advances to/from the Company.

DEBT
----
     LP guarantees the Company's indebtedness under the Company's unsecured senior debt and one of its unsecured revolving credit facilities.

     LP, through the Company, uses unsecured borrowings for use in meeting capital requirements. As of December 31, 2003, LP had $34.4 million in mortgage notes payable at a weighted average interest rate of 8.43%, which are due in monthly installments with maturity dates ranging from 2009 to 2015.

     Our mortgage notes payable balances as of December 31, 2003 and 2002 consisted of the following:

                                                                December 31,     December 31,
                                                                    2003             2002
                                                               -------------    -------------
                                                                (Successor)     (Predecessor)
                                                                        (in thousands)
 Mortgage Notes Payable
     Fixed rate mortgage loans.............................        $ 34,400        $  41,476
     Unamortized premium on mortgage notes payable.........           4,661                -
                                                               -------------    -------------
        Total mortgage notes payable.......................        $ 39,061        $ 41,476
                                                               =============    =============

     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of LP's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $22.2 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with the merger of IRT and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company or LP that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, LP believes that the mortgages will not be accelerated. Accordingly, LP believes that the violations of these prohibitions will not have a material adverse impact on LP's results of operations or financial condition.

     Our debt level could subject us to various risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduced financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income or take advantage of business opportunities. In addition, because we currently anticipate that only a small portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness.

Mortgage Indebtedness

     The following table sets forth certain information regarding LP's mortgage indebtedness related to our properties as of December 31, 2003:

                                                  Balance at
                                                 December 31,                                        Balance Due
      Property                                       2003      Interest Rate      Maturity Date      at Maturity
---------------------------------------       ---------------  --------------    ----------------    -------------
Fixed Rate Mortgage Debt
Tamarac Town Square                                $   6,206          9.190%        10/01/2009          $   5,583
Parkwest Crossing                                      4,728          8.100%        09/01/2010              4,352
Charlotte Square                                       3,614          9.190%        02/01/2011              2,992
Pine Ridge Square                                      7,354          7.020%        05/01/2011              6,579
Riverside Square                                       7,694          9.190%        03/01/2012              6,458
Treasure Coast                                         4,804          8.000%        04/01/2015                  -
                                                 -----------                                         -------------
Total Fixed Rate Mortgage Debt (6 loans)          $   34,400           8.43%        6.74 years           $ 25,964
                                                 ===========   ==============    ==============      =============
                                                               (wtd.-avg.rate)   (wtd.-avg.life)

         Our mortgage indebtedness outstanding at December 31, 2003 will require approximate balloon and scheduled principal payments as follows:

                   Schedule
  Year Due       Amortization     Balloon Payments           Total
--------------  --------------   ------------------    --------------
      2004         $     650             $      -         $     650
      2005               709                    -               709
      2006               771                    -               771
      2007               838                    -               838
      2008               908                    -               908
      2009               967                5,583             6,550
      2010               905                4,352             5,257
      2011               750                9,571            10,321
      2012               567                6,458             7,025
  Thereafter           1,371                    -             1,371
--------------  --------------   ------------------    --------------
     Total         $   8,436             $ 25,964         $  34,400
                ==============  ===================    ==============

FUTURE CAPITAL REQUIREMENTS
---------------------------

     Distributions

     LP was formed in order to enhance the acquisition opportunities of its general partner through a downREIT structure. As a partnership under the Internal Revenue Code, no federal or state income tax is reflected in the accompanying financial statements as the partners are required to include their respective share of profits and losses in their income tax returns. Additionally, LP is required to make distribution payments to its limited partners based on the number of outstanding units ("OP Units") held at the time of distribution. LP's cash distributions for the year ended December 31, 2003 were $808,000.

     We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected.

New Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets or Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 as of July 2002 and have reflected gains (losses) from extinguishment of debt as part of ordinary income.

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ABR 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements issued after January 31, 2003. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The Partnership has evaluated the effect of FIN 46 and has determined where it is the primary beneficiary and has consolidated those VIE's. We are not a party to any VIE's.

     In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. We adopted this pronouncement beginning July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The FASB also decided to defer the application of certain aspect of Statement 150 until it could consider some of the resulting implementation issues. We have adopted certain provisions of SFAS 150 which did not have a material impact on our financial position or results of operations. We are still evaluating the potential impact of the provisions of SFAS 150 that have been deferred to future periods.

     In December 2003, the FASB issued Statement No. 132 (SFAS No. 132) (revised
2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No.88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers ' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of SFAS No. 132 (revised) did not have a material impact on our financial condition or results of operations.

Environmental Matters

     We are subject to numerous environmental laws and regulations. The operation of dry cleaning facilities at our shopping centers is the principal environmental concern. We believe that the tenants who operate these facilities do so in accordance with current laws and regulations and we have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state sponsored environmental programs. We have also placed environmental insurance on specific properties with known contamination in order to mitigate our environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

Inflation and Recession Considerations

     Most of our leases contain provisions designed to partially mitigate the adverse impact of inflation. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. A small portion of our leases also include clauses enabling us to receive percentage rents based on a tenant's gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses.

     Our financial results are affected by general economic conditions in the markets in which our properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some of our existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. Supermarkets, drugstores and other anchor tenants that offer day-to-day necessities rather than luxury items anchor our existing properties. These types of tenants, in our experience, generally maintain more consistent sales performance during periods of adverse economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk to which LP has exposure is interest rate risk. Changes in interest rates can affect LP's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, interest expense on the variable component of LP's debt will move in the same direction. With respect to our mortgage notes payable, changes in interest rates generally do not affect the LP's interest expense as these notes payable are predominantly at fixed-rates for extended terms with a weighted average life of
6.7 years. Because LP has the intent to hold its existing fixed rate notes payable either to maturity or until the sale of the associated property, there is believed to be no interest rate market risk on LP's results of operations or its working capital position. The LP's possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

     LP estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At December 31, 2003, the fair value of the fixed rate mortgage loans was estimated to be $39.9 million compared to the carrying value amount of $34.4 million, excluding the unamortized premium on notes payable. If the weighted average interest rate on LP's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 8.43%, the fair market value would be $36.2 million and $32.7 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM  9.  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING  AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended ("Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in its capacity as general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in its capacity as general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in its capacity as general partner, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no changes in our internal controls over financial reporting during the year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable for IRT Partners L.P. The Company acts as general partner of LP. Certain information about the Company is available from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Not applicable for IRT Partners L.P. The Company acts as general partner of LP. Certain information about the Company is available from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable for IRT Partners L.P. The Company acts as general partner of LP. Certain information about the Company is available from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable for IRT Partners L.P. The Company acts as general partner of LP. Certain information about the Company is available from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not applicable for IRT Partners L.P. The Company acts as general partner of LP. Certain information about the Company is available from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial information is included as a separate section of this Form 10-K:

          1.   Financial Statements:                                                                    PAGE
               ---------------------                                                                    ----
               Independent Auditors' Report......................................................        F-1
               Balance Sheets as of December 31, 2003 and 2002...................................        F-2
               Statements of Operations for the period from January 1, 2003 through
                 February 11, 2003 (merger date), the period from February 12, 2003 through
                 December 31, 2003, and for the years ended 2002 and 2001........................        F-3
               Statements of Changes in Partners' Capital for the years ended
                 December 31, 2003, 2002 and 2001................................................        F-4
               Statements of Cash Flows for the years ended December 31, 2003,
                 2002 and 2001...................................................................        F-5
               Notes to Consolidated Financial Statements........................................ F-6 - F-13

          2.   Schedule   III  -  Real  Estate Investments and Accumulated
               Depreciation and Independent  Auditors' Report....................................        S-1
               Schedules I, II, IV and V are not required to be filed.

          3.   Exhibits: See (c) below

     (b)  Reports on Form 8-K:

          None.

     (c) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.   DESCRIPTION
-----------   -----------

    3.1 Certificate of Limited Partnership of IRT Partners L.P. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of IRT Partners L.P. for the quarter ended March 31, 2001).
    3.2 Agreement of Limited Partnership of IRT Partners L.P., and Amendment No. 1 thereto (incorportated by reference to
              Exhibit 99.2 to the Current Report on Form 8-K of IRT Property Company filed on September 15, 1998).
    4.1 Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated herein by reference to
              Exhibit 4(c) to the Annual Report on Form 10-K, of IRT Property Company filed on February 16, 1996).
    4.2 Supplemental Indenture No. 1 dated March 26, 1996 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K of IRT Property Company filed on March 26, 1996).
    4.3 Supplemental Indenture No. 2 dated August 15, 1997 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K of IRT Property Company filed on August 13, 1997).
    4.4 Supplemental Indenture No. 3 dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by IRT Property Company on September 15, 1998)
    4.5 Supplemental Indenture No. 4 dated November 1, 1999 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.7 of the Current Report on Form 8-K filed by IRT Property Company on November 12, 1999).
    4.6 Supplemental Indenture No. 5 dated February 12, 2003 between the Company and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on February 20, 2003).
    4.7 Indenture dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated herein by reference to
              Exhibit 4.2 of the Current Report on Form 8-K filed by IRT Property Company on September 15, 1998).
    4.8 Supplemental Indenture No. 1 dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by IRT Property Company on September 15, 1998)
    4.9 Supplemental Indenture No. 2 dated November 1, 1999 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by IRT Property Company on November 12, 1999).
    4.10 Supplemental Indenture No. 3 dated February 12, 2003 between the Company and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on February 20, 2003).
    12.1      Ratio of Earnings to Fixed Charges
    31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
    31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
    32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
   ________________________________________________________________________

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2004               IRT PARTNERS, LP
                                   BY: Equity One, Inc., general partner


                                   By: /s/ CHAIM KATZMAN
                                   -----------------------------
                                   Chaim Katzman
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                                   By: /s/ HOWARD M. SIPZNER
                                   ------------------------------
                                   Howard M. Sipzner
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

                                IRT PARTNERS L.P.
                             (a limited partnership)

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                   Page
                                                                                                                  ------

Independent Auditors' Report.................................................................................        F-1

Balance Sheets as of December 31, 2003 and 2002..............................................................        F-2

Statements of Operations for the period from January 1, 2003 through February 11, 2003 (merger date), the
period from February 12, 2003 through December 31, 2003, and for the years ended December 31, 2002 and 2001..        F-3

Statements of Changes in Partners' Capital for the period from January 1, 2003 to February 11, 2003 (Merger
Date), for the period from February 12, 2003 to December 31, 2003, and for the years ended December 31, 2002
and 2001.....................................................................................................        F-4

Statements of Cash Flows for  the period from January 1, 2003 to February 11, 2003 (Merger Date), for the
period from February 12, 2003 to December 31, 2003, and for the years ended December 31, 2002 and 2001 ......        F-5


Notes to the Financial Statements............................................................................ F-6 - F-13


INDEPENDENT AUDITORS' REPORT

To the Partners
  of IRT Partners L.P.:


We have audited the accompanying balance sheets of IRT Partners L.P. (a limited partnership) ("LP") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital and cash flows for the period from January 1, 2003 through February 11, 2003 (merger date), the period from February 12, 2003 through December 31, 2003 and for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of LP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of LP at December 31, 2003 and 2002 and the results of its operations and its cash flows for the period from January 1, 2003 through February 11, 2003 (merger date), the period from February 12, 2003 through December 31, 2003 and for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 10, 2004

IRT PARTNERS L.P.  (a limited partnership)
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(In thousands, except partnership units)

                                                                                      2003                 2002
                                                                                -----------------    ----------------
                                                                                  (Successor)          (Predecessor)
                                    ASSETS
PROPERTIES:
   Income producing..........................................................          $  179,072          $  173,611
   Less: accumulated depreciation............................................              (2,641)            (28,945)
                                                                                -----------------    ----------------
                                                                                          176,431             144,666

   Construction in progress and land held for development....................               2,012                   -
   Property held for sale....................................................               8,689                   -
                                                                                -----------------    ----------------
     Properties, net.........................................................             187,132             144,666

CASH AND CASH EQUIVALENTS....................................................                  11                 608

CASH HELD IN ESCROW..........................................................                   -               4,033

ADVANCES TO AFFILIATE.......................................................                    -              20,866

OTHER ASSETS.................................................................               2,929               2,932
                                                                                -----------------    ----------------
TOTAL........................................................................          $  190,072          $  173,105
                                                                                =================    ================

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Mortgage notes payable.....................................................          $  34,400           $  41,476
   Unamortized premium on notes payable......................................               4,661                   -
                                                                                -----------------    ----------------
     Total mortgage notes payable............................................              39,061              41,476
     Other liabilities.......................................................               1,780               2,208
                                                                                -----------------    ----------------
      Total liabilities......................................................              40,841              43,684

COMMITMENTS AND CONTINGENT LIABILITIES

LIMITED PARTNERS' CAPITAL (815,852 partnership units in 2003 and 2002,
   respectively).............................................................              11,118               9,684

GENERAL PARTNERS' CAPITAL....................................................             138,113             119,737
                                                                                -----------------    ----------------
TOTAL........................................................................          $  190,072          $  173,105
                                                                                =================    ================

See accompanying notes to the financial statements.

IRT PARTNERS L.P.  (a limited partnership)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2003 TO FEBRUARY 11, 2003 (merger date),
FOR THE PERIOD FROM FEBRUARY 12, 2003 TO DECEMBER 31, 2003 AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (In thousands, except partnership units)

                                                                    For the Period
                                                           -------------------------------
                                                            January 1, to     February 12
                                                            February 11,      to December
                                                                2003            31, 2003           2002              2001
                                                           --------------    ------------     --------------     -------------
                                                           (Predecessor)      (Successor)      (Predecessor)     (Predecessor)
RENTAL INCOME...........................................          $ 2,617         $20,424            $23,578           $21,899
                                                           --------------    ------------     --------------     -------------
COSTS AND EXPENSES:
   Property operating expenses..........................              867           6,295              6,569             5,887
   Interest expense.....................................              375           2,162              3,212             2,781
   Rental property depreciation and amortization........              515           2,672              3,653             3,560
   General and administrative expenses..................                4              16              1,059             1,028
                                                           --------------    ------------     --------------     -------------
     Total costs and expenses...........................            1,761          11,145             14,493            13,256
                                                           --------------    ------------     --------------     -------------
INCOME BEFORE OTHER INCOME (EXPENSE) AND DISCONTINUED
   OPERATIONS...........................................              856           9,279              9,085             8,643

OTHER INCOME (EXPENSE)

   Interest income from affliates........................              15              72                212               416
   Gain on sale of income producing properties...........               -               -                  -             1,401
                                                           --------------    ------------     --------------     -------------
INCOME FROM CONTINUING OPERATIONS........................             871           9,351              9,297            10,460
                                                           --------------    ------------     --------------     -------------
DISCONTINUED OPERATIONS:
   Income from rental properties sold or held for sale..               89             839              1,539               746
   Loss (gain) on disposal of income producing
      properties........................................              (19)              -              4,176                 -
                                                           --------------    ------------     --------------     -------------
      Total income from discontinued operations.........               70             839              5,715               746
                                                           --------------    ------------     --------------     -------------
NET INCOME..............................................          $   941         $10,190            $15,012           $11,206
                                                           ==============    ============     ==============     =============

See accompanying notes to the financial statements.

IRT PARTNERS L.P.  (a limited partnership)
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE PERIOD FROM JANUARY 1, 2003 TO FEBRUARY 11, 2003 (Merger Date),
FOR THE PERIOD FROM FEBRUARY 12, 2003 TO DECEMBER 31, 2003 AND THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (In thousands, except partnership units)

                                             Limited Partners'        General Partner's
                                                  Capital                  Capital
                                             -----------------       ------------------
BALANCE,
 JANUARY 1, 2001 (Predecessor).........                 $6,621                 $106,899

  Issuance of units....................                      -                   14,667
  Distributions........................                   (767)                 (11,371)
  Net income...........................                    554                   10,652
  Adjustment to reflect limited partners'
    capital interest at redemption value                 2,240                   (2,240)
                                             -----------------       ------------------
BALANCE,
 DECEMBER 31, 2001 (Predecessor)                         8,648                  118,607
  Issuance of units....................                      -                    1,946
  Distributions........................                   (829)                 (13,963)
  Net income...........................                    831                   14,181
  Adjustment to reflect limited partners'
    capital interest at redemption value                 1,034                   (1,034)
                                             -----------------
BALANCE,
 DECEMBER 31, 2002 (Predecessor)                         9,684                  119,737

  Net income...........................                     53                      888
                                             -----------------       ------------------
BALANCE,
 FEBRUARY 11, 2003 (merger date)                         9,737                  120,625
  Cash distributions...................                   (808)                 (13,646)
  Net income...........................                    570                    9,620
  Fair value adjustment due to merger..                  1,619                   21,514
                                             -----------------       ------------------
BALANCE,
 DECEMBER 31, 2003 (Successor)                        $ 11,118                $138,113
                                             =================       ==================

See accompanying notes to the financial statements.

IRT PARTNERS L.P.  (a limited partnership)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2003 TO FEBRUARY 11, 2003 (Merger Date),
FOR THE PERIOD FROM FEBRUARY 12, 2003 TO DECEMBER 31, 2003 AND THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (In thousands, except partnership units)

                                                                    For the Period
                                                           -------------------------------
                                                           January 1, to     February 12
                                                            February 11,     to December
                                                                2003           31, 2003           2002              2001
                                                           --------------    ------------     --------------     -------------
                                                           (Predecessor)      (Successor)      (Predecessor)     (Predecessor)

OPERATING ACTIVITIES:
Net income.................................................       $   941       $  10,190        $  15,012         $   11,206

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Straight line rent adjustment..........................           (13)           (139)            (159)              (189)
    Amortization of deferred financing fees................             2               1               19                 10
    Amortization of debt premium...........................             -            (472)               -                  -
    Rental property depreciation and amortization..........           515           2,840            4,202              3,895
    (Gain) loss on disposal of real estate.................            19               -           (4,176)            (1,401)
Changes in assets and liabilities:
   Other assets............................................            36              35             (135)              (283)
   Other liabilities.......................................          (641)             67               43                461
                                                           --------------    ------------     ------------        -----------
Net cash provided by operating activities..................           859          12,522           14,806             13,699
                                                           --------------    ------------     ------------        -----------
INVESTING ACTIVITIES:
   Additions to and purchase of rental property............             -          (2,565)          (5,833)           (17,508)
   Proceeds from disposal of rental property...............             -               -           11,568              6,529
   Decrease (increase) in cash held in escrow..............             -           4,033           (4,033)                 -
                                                           --------------    ------------     ------------        -----------
Net cash provided by (used) in investing activities........             -           1,468            1,702            (10,979)
                                                           --------------    ------------     ------------        -----------
FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable....................             -               -                -              7,540
   Repayment from mortgage notes payable....................          (68)         (7,008)            (790)              (672)
   Payment of deferred financing costs.....................             -               -              (58)              (130)
   Issuance of units for cash..............................             -               -            1,946             14,667
   Distributions paid......................................             -         (14,454)         (14,792)           (12,138)
   Advances from (to) affiliate, net.......................          (725)          6,809           (2,706)           (18,130)
                                                           --------------    ------------     ------------
Net cash used in financing activities......................          (793)        (14,653)         (16,400)            (8,863)
                                                           --------------    ------------     ------------        -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......            66            (663)             108             (6,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............           608             674              500              6,643
                                                           --------------    ------------     ------------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................       $   674       $      11        $     608         $      500
                                                           ==============    ============     ============        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized........       $   375       $   1,918        $   3,184         $    2,745
                                                           ==============    ============     ============        ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
The Company merged with IRT and the assets and liabilities
  of LP were restated to fair value as follows:
     Fair value of assets acquired.........................                      $200,154
     Assumption of liabilities and mortgage notes payable                          46,657
                                                                             ------------
     Partners' capital.....................................                      $153,497
                                                                             ============

See accompanying notes to the financial statements.

IRT PARTNERS L.P. (a limited partnership)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(In thousands, except per share amounts)
----------------------------------------


1.   Organization
     ------------

     IRT Partners L.P. ("LP" or "Partnership"), a Georgia limited partnership, was formed on July 15, 1998 in order to enhance the acquisition opportunities of its general partner through a downREIT structure. This structure offers potential sellers the ability to make a tax-deferred transfer of their real estate properties in exchange for partnership units ("OP Units") of LP.

     On February 12, 2003, Equity One, Inc. (the "Company" or the "Successor" general partner of LP) completed a statutory merger with IRT Property Company ("IRT" or the "Predecessor" general partner of LP). As a result of the merger, the Company acquired the general partnership interests in LP held by IRT. The Company now owns approximately 94.4% of LP's partnership interests. As a result of the substantial change in ownership from this transaction, "push-down" accounting has been applied to LP's financial statements, and assets and liabilities of LP were restated to fair value in the same manner as IRT's assets and liabilities were recorded by the Company subsequent to the merger.

     LP is obligated to redeem each OP Unit held by a person other than the Company, at the sole request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption. However, the Company may elect, at its option, to acquire any such OP Unit presented for redemption for one common share of the Company's stock or cash.

     At December 31, 2003, LP owned 23 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores and other discount stores.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation

         The results of operations for the years ended December 31, 2002 and 2001 and for the period from January 1, 2003 through February 11, 2003 have been recorded based on the historical values of the assets and liabilities of LP prior to the merger. As of December 31, 2003 and for the period from February 12, 2003 through December 31, 2003, the financial position and results of operations have been recorded based on the fair values assigned to the assets and liabilities after IRT's merger with the Company.

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

     Income producing properties are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis)from a property is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, LP records an impairment charge equal to the excess of historical cost basis over fair value.

In addition, LP writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

     Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

     Land improvements             40 years
     Buildings                     30-40 years
     Building improvements         5-40 years
     Tenant improvements           Over the term of the related lease
     Equipment                     5-7 years

     Business Combinations. The Company is required to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, the Company identifies and estimates the fair value of the land, buildings, and improvements, review the leases to determine the existence of, and estimates fair value of, any contractual or other legal rights and investigates the existence of, and estimates fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

     The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs to originate a lease including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. In-place lease values are based on management's evaluation of the specific characteristics of each lease and the Company's overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, under specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than as discussed above, the Company has determined that its real estate properties do not have any significant identifiable intangible assets.

     Critical estimates in valuing certain of the intangible assets and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods, and the tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company's portfolio, and discount rates used in these calculations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances that may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition of financing of the respective property or other market data. Management also considers information obtained in its pre-acquisition due diligence and market and leasing activities in estimating the fair value of tangible and intangible assets acquired.

     Construction in progress and land held for development

     Land held for development is stated at cost. Costs incurred during the predevelopment stage are capitalized once management has identified a site, determined that the project is feasible and it is probable that the Company is able to proceed with the project. Properties undergoing significant renovations and improvements are considered under development. The Company estimates the cost a property undergoing renovations as a basis for determining eligible costs. Interest, real estate taxes and other costs directly related to the properties and projects under development are capitalized until the property is ready for its intended use. Similar costs related to properties not under development are expensed as incurred. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

     Long-lived assets

     Long-lived assets, such as property, land held for development, certain identifiable intangibles, and goodwill related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that it is probable that the sum of expected undiscounted cash flows of the related operations are less than historical net cost basis. These factors, along with plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines that the carrying amount is impaired, the long-lived assets are written down to their fair value with a corresponding charge to earnings. During the periods presented, no such impairment was incurred.

     Cash and cash equivalents

     The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     Cash held in escrow

     Escrowed cash consists of cash being held in anticipation of the execution of tax-free exchanges under Section 1031 of the Internal Revenue Code.

     Deferred expenses

     Deferred expenses consist of loan origination fees and leasing costs. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan which approximates the effective internet method. Direct salaries, third party fees and other costs incurred by the Company to originate a lease, are capitalized and are being amortized using the straight-line method over the term of the related leases.

     Deposits

     Deposits are composed of funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

     Revenue Recognition

     Rental income comprises minimum rents, expense reimbursements, termination fees and percentage rent payments. Rental income is recognized over the lease term on a straight-line basis as it becomes receivable according to the provisions of the lease. Expense reimbursements are recognized in the period that the applicable costs are incurred. The Company accounts for these leases as operating leases as the Company has retained substantially all risks and benefits of property ownership. Percentage rent is recognized when the tenant's reported sales have reached certain levels specified in the respective lease.

     LP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenant to make required rent payments. The computation of this allowance is based on the tenants' payment history and credit quality.

     Income taxes

     No federal or state income taxes are reflected in the accompanying financial statements because LP is a partnership and its Partners are required to include their respective share of profits and losses in their income tax returns.

     Segment information

     The Partnership's properties are community and neighborhood shopping centers located predominately in high growth markets in the southern United States. Each of the Partnership's centers are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. The economic characteristics include similar returns, occupancy and tenants and each is located near a metropolitan area with similar economic demographics and site characteristics.

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New accounting pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets or Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 is effective for fiscal years beginning after May 15, 2002. The Partnership adopted SFAS No. 145 as of July 2002 and has reflected gains (losses) from extinguishment of debt as part of ordinary income.

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ABR 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements issued after January 31, 2003. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The Partnership is not a party to any VIE's.

     In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Partnership adopted this pronouncement beginning July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on the Partnership's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The FASB decided to defer the application of certain aspects of Statement 150 until it could consider some of the resulting implementation issues. The Partnership has adopted certain provisions of SFAS No. 150 which did not have a material impact on the Partnerships financial condition or results of operations. The Partnership is still evaluating the potential affect of the provisions of SFAS No. 150 that have been deferred to future periods.

     In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No.88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers ' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of SFAS No. 132 (revised) did not have a material impact on the Partnership's financial statements.

     Fair value of financial instruments

     The estimated fair values of financial instruments have been determined by the Partnership using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Partnership has used the following market assumptions and/or estimation methods:

     Cash and Cash Equivalents and Accounts and Other Receivables.  The carrying
amounts  reported  in  the  balance  sheets  for  these  financial   instruments
approximate fair value because of their short maturities.

     Mortgage Notes Payable. The estimated fair value at December 31, 2003 and 2002 was $39,900 and $45,818, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year financial presentation.

3.   Properties
     ----------

     Composition in the balance sheets:                              December 31,
                                                            ------------------------------
                                                               2003                 2002
                                                            -------------    -------------
                                                             (Successor)     (Predecessor)
     Land and land improvements.............................    $  87,094        $  40,468
     Building and building improvements.....................       91,777          128,628
     Tenant improvements....................................          201            4,515
                                                            -------------    -------------
          Total income producing property...................      179,072          173,611
     Less: accumulated depreciation.........................       (2,641)         (28,945)
                                                            -------------    -------------
          Total rental property.............................      176,431          144,666
     Construction in progress and land held for development.        2,012                -
     Property held for sale.................................        8,689                -
                                                            -------------    -------------
        Properties, net.....................................    $ 187,132        $ 144,666
                                                            =============    =============

     Acquisitions

     LP did not acquire any properties during 2003.

4.   Other Assets
     ------------

     Composition in the balance sheets:                                               December 31,
                                                                               ----------------------------
                                                                                   2003             2002
                                                                               -----------      -----------
                                                                                (Successor)    (Predecessor)

      Accounts and other receivables, net of allowance for doubtful
       accounts of $187 and $120, respectively...........................        $   1,820        $   1,450
     Deposits and escrow impounds........................................              839              610
     Deferred expenses...................................................              253              851
     Prepaid and other assets............................................               17               21
                                                                               -----------      -----------
          Total Other Assets.............................................        $   2,929        $   2,932
                                                                               ===========      ===========

5.   Notes Payable
     -------------

     Composition in the balance sheets:                                               December 31,
                                                                               ----------------------------
                                                                                   2003             2002
                                                                               -----------      -----------
                                                                                (Successor)    (Predecessor)
     Fixed rate mortgage loans
     Various mortgage notes payable secured by rental properties, bearing interest at 7.02% to 9.19% per annum, maturing from
       2009 through 2015.................................................        $  34,400        $  41,476
     Unamortized premium on mortgage notes payable.......................            4,661               -
                                                                               -----------      -----------
        Total notes payable..............................................        $  39,061        $  41,476
                                                                               ===========      ===========


     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of Partnership properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $22.2 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company or LP that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, LP believes that the mortgages will not be accelerated. Accordingly, LP believes that the violations of these prohibitions will not have a material adverse impact on LP's results of operations or financial condition.

     As of December 31, 2003, the scheduled amortization and principal payments due on mortgage notes payable are as follows:
                                                                 Total
                           Scheduled          Balloon        Principal Balance
            Year          Amortization        Payments        Due at Maturity
   -------------------   --------------    ------------    -------------------
   2004...............            $ 650          $   -                 $  650
   2005...............              709              -                    709
   2006...............              771              -                    771
   2007...............              838              -                    838
   2008...............              908              -                    908
   Thereafter.........            4,560         25,964                 30,524
                         --------------    ------------    -------------------
       Total..........           $8,436       $ 25,964               $ 34,400
                         ==============   =============    ===================

6.   Commitments and Contingencies
     -----------------------------

     LP has guaranteed the $150,000 unsecured senior notes of the Company bearing interest at fixed interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. LP has also guaranteed a $340,000 unsecured revolving credit facility of the Company, under which $162,000 was outstanding at December 31, 2003. These notes and revolving credit facility have also been guaranteed by most of the Company's wholly-owned subsidiaries.

7.   Dispositions
     ------------

     LP includes the operations of properties sold and held for sale, as well as the gain on sale of sold properties identified for sale on or after January 1, 2002, as discontinued operations for all periods presented.

         As of December 31, 2003, one retail property was classified as property held for sale. This property has an aggregate gross leasable area of 214 square feet and an aggregate net book value of $8,689. The operations of this property are reflected in discontinued operations.

     The following table reflects properties being reported in discontinued operations for the year ended December 31, 2002:

                                                                 Square Feet/    Gross Sales      Gain On
        Property            Location           Date Sold            Acres           Price           Sale
----------------------   -----------------   ----------------   --------------   -----------    ----------
2002 Dispositions
(Predecessor)
----------------------
Forest Hills Center...   Wilson, NC          September 2002           74,180        $  6,850       $ 2,187
Asheville Plaza.......   Asheville, NC       November 2002            49,800             950           735
Lawrence Commons......   Lawrensburg, TN     December 2002            52,295           4,219         1,254
                                                                                 -----------    ----------
    Total.......................................................................    $ 12,019       $ 4,176
                                                                                 ===========    ==========

8.   Future Minimum Rental Income, Commitments and Contingent Liabilities
     --------------------------------------------------------------------

     Future  minimum  rental  income  under   noncancelable  operating  leases
approximates the following as of December 31, 2003:

          Year Ending December 31,                 Amount
        -------------------------------      ----------------
         2004................                      $ 15,936
         2005................                        13,432
         2006................                        10,088
         2007................                         7,074
         2008................                         5,203
         Thereafter..........                        23,925
                                              ---------------
         Total...............                      $ 75,658
                                              ===============

     The Partnership is subject to litigation in the normal course of business, none of which as of December 31, 2003 in the opinion of management will have a material adverse effect on the financial condition, results of operations, or cash flows of the Partnership.

                                    * * * * *

INDEPENDENT AUDITORS' REPORT

To the Partners
  of IRT Partners L.P.


We have audited the financial statements of IRT Partners L.P. (a limited partnership) ("LP") for the period from January 1, 2003 through February 11, 2003 (merger date) and for the period from February 12, 2003 through December 31, 2003 and for each of the two years in the period ended December 31, 2002 and have issued our report thereon dated March 10, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of LP, listed in Item 15(a)2. This financial statement schedule is the responsibility of the LP's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 10, 2004

























                                       S

                                  SCHEDULE III

                               IRT Partners, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                 (in thousands)


                                                              INITIAL COST TO COMPANY
                                                              -----------------------
                                                                                          CAPITALIZED
                                                                                         SUBSEQUENT TO
                                                  ENCUM-                 BUILDING &      ACQUISITION OR
       PROPERTY                 LOCATION          BRANCES       LAND     IMPROVEMENTS     IMPROVEMENTS
       --------                 --------          -------       ----     ------------    ---------------
Income Producing Properties

Central Florida
Unigold                        Winter Park        $     -    $ 2,181       $  8,195         $  22

Florida West Coast
Bay Pointe Plaza               St. Petersburg           -      2,733          7,810            34
Carrollwood                    Tampa                    -      1,873          7,322            24
Charlotte Square               Port Charlotte       3,614      1,924          6,644            45

Florida Treasure Coast
Treasure Coast                 Vero Beach           4,804      2,676          8,444             3

South Florida / Atlantic Coast
Lago Mar                       Miami                    -      5,020          6,609            12
Pine Ridge Square              Coral Springs        7,354      9,006          9,850            30
Riverside Square               Coral Springs        7,694      7,202          8,260            12
Tamarac Town Square            Tamarac              6,206      2,504          7,874             4

GEORGIA

Atlanta
Williamsburg @ Dunwoody        Dunwoody                 -      4,600          3,615            16

NORTH CAROLINA
Centre Pointe Plaza            Smithfield               -      3,273          1,633         1,506
Chestnut Square                Brevard                  -        793          1,326             -
The Galleria                   Wrightsville Beach       -      1,847          3,875            21
Parkwest Crossing              Durham               4,728      1,712          6,727             -
Plaza North                    Hendersonville           -        945          1,887             3
Providence Square              Charlotte                -      1,719          2,575             8
Riverview Shopping Center      Durham                   -      2,644          4,745            21
Salisbury Marketplace          Salisbury                -      1,652          6,395             6
Shelby Plaza                   Shelby                   -      2,061            338             -
Stanley Market Place           Stanley                  -        808            669             -
Willowdale Shopping Center     Durham                   -      2,416          6,499            33


TENNESSEE
Smyrna Village                 Smyrna                   -      1,667          4,694            30

                                                  -----------------------------------------------
Total Income Producing Properties                  34,400     61,256        115,986         1,830
                                                  ===============================================
Land held for/under development



    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                              ACCUMULATED                                     DEPRECIABLE
    LAND       IMPROVEMENTS      TOTAL        DEPRECIATION              DATE ACQUIRED            LIFE
    ----       ------------     -------       ------------            ----------------        -----------

$  2,181       $  8,217        $ 10,398        $   (181)             February 12, 2003             40


   2,733          7,844          10,577            (173)             February 12, 2003             40
   1,873          7,346           9,219            (163)             February 12, 2003             40
   1,924          6,689           8,613            (147)             February 12, 2003             40


   2,676          8,447          11,123            (185)             February 12, 2003             40


   5,020          6,621          11,641            (146)             February 12, 2003             40
   9,006          9,880          18,886            (220)             February 12, 2003             40
   7,202          8,272          15,474            (182)             February 12, 2003             40
   2,504          7,878          10,382            (172)             February 12, 2003             40




   4,600          3,631           8,231             (82)             February 12, 2003             40


   3,273          3,139           6,412             (71)             February 12, 2003             40
     793          1,326           2,119             (29)             February 12, 2003             40
   1,847          3,896           5,743             (92)             February 12, 2003             40
   1,712          6,727           8,439            (147)             February 12, 2003             40
     945          1,890           2,835             (42)             February 12, 2003             40
   1,719          2,583           4,302             (58)             February 12, 2003             40
   2,644          4,766           7,410            (107)             February 12, 2003             40
   1,652          6,401           8,053            (140)             February 12, 2003             40
   2,061            338           2,399              (7)             February 12, 2003             40
     808            669           1,477             (15)             February 12, 2003             40
   2,416          6,532           8,948            (177)             February 12, 2003             40



   1,667          4,724           6,391            (105)             February 12, 2003             40

-----------------------------------------------------------------------------------------------------
  61,256        117,816         179,072          (2,641)
-----------------------------------------------------------------------------------------------------





                                                              INITIAL COST TO COMPANY
                                                              -----------------------
                                                                                           CAPITALIZED
                                                                                          SUBSEQUENT TO
                                                  ENCUM-                 BUILDING &      ACQUISITION OR
       PROPERTY                 LOCATION          BRANCES       LAND     IMPROVEMENTS     IMPROVEMENTS
       --------                 --------          -------       ----     ------------    ---------------
FLORIDA

Central Florida
Unigold                        Winter Park              -          -              -           416

Florida West Coast
Bay Pointe Plaza               St. Petersburg           -          -              -             2
Carrollwood                    Tampa                    -          -              -             1

NORTH CAROLINA
Centre Pointe Plaza            Smithfield               -          -              -         1,593


Total Land held for/under development                   -          -              -         2,012


Property Held for Sale

Forrest Gallery                Tullahoma                -      4,289          4,425            75
                                                  -----------------------------------------------
Total Property Held for Sale                            -      4,289          4,425            75
                                                  -----------------------------------------------

Grand Total                                       $34,400    $65,545       $120,411        $3,917
                                                  ===============================================

    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                              ACCUMULATED                                     DEPRECIABLE
    LAND       IMPROVEMENTS      TOTAL        DEPRECIATION               DATE ACQUIRED           LIFE
    ----       ------------     -------       ------------             ----------------       -----------









       -            416             416                              February 12, 2003

                      -
       -              2               2                              February 12, 2003
       -              1               1                              February 12, 2003


       -          1,593           1,593                              February 12, 2003
                      -

       -          2,012           2,012




   4,289          4,500           8,789            (100)             February 12, 2003             40
--------------------------------------------------------
   4,289          4,500           8,789            (100)
========================================================

--------------------------------------------------------
$ 65,545       $122,328        $189,873         $(2,741)
========================================================


                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT NO.   DESCRIPTION
----------    ------------

   12.1       Ratio of Earnings to Fixed Charges

   31.1       Certification  of Chief Executive  Officer  pursuant to
              Section 302 of Sarbanes-Oxley Act of 2002.

   31.2       Certification of Chief Financial Officer pursuant to
              Section 302 of Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.