Form 10-Q
period 2004-03-31
IRT PARTNERS L P
filed 2004-05-12
CIK 1073890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                 Yes [ ] No [X]

Applicable only to Corporate Issuers:

Not Applicable.


                                IRT PARTNERS L.P.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements                                                                 Page
                                                                                                        ----
         Condensed Balance Sheets
         As of March 31, 2004 and December 31, 2003 (unaudited) ....................................       1

         Condensed Statements of Operations
         For the three-month periods ended March 31, 2004 and 2003 (unaudited) .....................       2

         Condensed Statement of Changes in Partners' Capital
         For the three-month period ended March 31, 2004 (unaudited) ...............................       3

         Condensed Statement of Cash Flows
         For the three-month periods ended March 31, 2004 and 2003 (unaudited) .....................       4

         Notes to the Condensed Financial Statements (unaudited) ...................................     5-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....    9-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ................................   12-13

Item 4.  Controls and Procedures....................................................................      13

                                              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................      13

Item 2.  Changes in Securities and Use of Proceeds .................................................      13

Item 3.  Defaults upon Senior Securities ...........................................................      13

Item 4.  Submission of Matters to a Vote of Security Holders .......................................      14

Item 5.  Other Information .........................................................................      14

Item 6.  Exhibits and Reports on Form 8-K ..........................................................      14











ITEM 1.  FINANCIAL INFORMATION

IRT PARTNERS L.P. (a limited partnership)
CONDENSED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                               March 31,           December 31,
                                                                                 2004                 2003
                                                                             --------------     --------------
                                   ASSETS
PROPERTIES:
   Income producing........................................................       $  185,591         $  179,072
   Less: accumulated depreciation..........................................           (3,524)            (2,641)
                                                                             ---------------    ---------------
                                                                                     182,067            176,431
   Construction in progress and land held for development..................            3,466              2,012
   Properties held for sale................................................                -              8,689
                                                                             ---------------    ---------------
      Properties, net......................................................          185,533            187,132

CASH AND CASH EQUIVALENTS...................................................              11                 11

OTHER ASSETS.................................................................          2,916              2,929
                                                                             ---------------    ---------------
TOTAL........................................................................     $  188,460         $  190,072
                                                                             ===============    ===============
                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Mortgage notes payable..................................................       $   34,241         $   34,400
   Unamortized premium on mortgage notes payable...........................            4,516              4,661
                                                                             ---------------    ---------------
      Total mortgage notes payable.........................................           38,757             39,061
   Other liabilities.......................................................            2,237              1,780
                                                                             ---------------    ---------------
         Total liabilities.................................................           40,994             40,841

COMMITMENTS AND CONTINGENT LIABILITIES

LIMITED PARTNERS' CAPITAL (815,852 partnership units for 2004
  and 2003, respectively)..................................................           11,084             11,118

GENERAL PARTNERS' CAPITAL..................................................          136,382            138,113
                                                                             ---------------    ---------------
TOTAL......................................................................       $  188,460         $  190,072
                                                                             ===============    ===============

See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P. (a limited partnership)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                             Three Months Ended March 31,
                                                                         ------------------------------------
                                                                             2004                    2003
                                                                         ----------------    ----------------
RENTAL INCOME........................................................            $  6,088            $  6,087
                                                                         ----------------    ----------------
COSTS AND EXPENSES:
   Property operating expenses.........................................             1,640               1,840
   Interest expense....................................................               580                 763
   Amortization of deferred financing fees.............................                 -                   4
   Rental property depreciation and amortization.......................               852               1,108
   General and administrative expenses.................................                 1                   4
                                                                         ----------------    ----------------
       Total costs and expenses........................................             3,073               3,719
                                                                         ----------------    ----------------
INCOME BEFORE OTHER INCOME AND DISCONTINUED
  OPERATIONS...........................................................             3,015               2,368

OTHER INCOME:
  Interest income from affiliates......................................                 -                  76
                                                                         ----------------    ----------------
INCOME FROM CONTINUING OPERATIONS......................................             3,015               2,444
                                                                         ----------------    ----------------
DISCONTINUED OPERATIONS:
   Loss on disposal of income producing properties.....................                 -                 (19)
                                                                         ----------------    ----------------
       Total loss from discontinued operations.........................                 -                 (19)
                                                                         ----------------    ----------------
NET INCOME.............................................................          $  3,015            $  2,425
                                                                         ================    ================


IRT PARTNERS L.P. (a limited partnership)
CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 200
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                Limited Partners'      General Partner's
                                                                     Capital                Capital
                                                               -------------------     ------------------
Balance, January 1, 2004....................................            $   11,118             $  138,113
Cash distributions.........................................                   (206)                (4,574)
Net income..................................................                   172                  2,843
                                                               -------------------     ------------------
Balance, March 31, 2004.....................................            $   11,084             $  136,382
                                                               ===================     ==================


See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P. (a limited partnership)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003.
(UNAUDITED) (In thousands)
(In thousands)
--------------------------------------------------------------------------------

                                                                                Three Months Ended March 31,
                                                                             ----------------------------------
                                                                                 2004                    2003
                                                                             ---------------    ---------------
OPERATING ACTIVITIES:
Net income...................................................................      $   3,015           $  2,425

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Straight line rent adjustment............................................            (86)               (13)
    Amortization of deferred financing fees..................................              -                  4
    Amortization of debt premium.............................................           (145)               (41)
    Rental property depreciation and amortization............................            852              1,108
    (Gain) loss on disposal of real estate...................................              -                 19
Changes in assets and liabilities:
   Other assets............................................................              131              1,100
   Other liabilities.........................................................            456               (623)
                                                                             ---------------    ---------------
Net cash provided by operating activities....................................          4,223              3,979
                                                                             ---------------    ---------------
INVESTING ACTIVITIES:
   Additions to and purchase of rental property..............................         (1,615)               (45)
   Increase in cash held in escrow...........................................              -                 (9)
                                                                             ---------------    ---------------
Net cash used in investing activities........................................         (1,615)               (54)
                                                                             ---------------    ---------------
FINANCING ACTIVITIES:
   Repayment of mortgage notes payable.......................................           (158)            (6,624)
   Distributions paid........................................................         (4,780)            (3,547)
   Advances from affiliate, net..............................................          2,330              5,907
                                                                             ---------------    ---------------
Net cash used in financing activities........................................         (2,608)            (4,264)
                                                                             ---------------    ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................................              -               (339)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................             11                608
                                                                             ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................      $      11           $    269
                                                                             ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized..........................      $     581           $    797
                                                                             ===============    ===============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company merged with IRT and the assets and liabilities of LP were restated to fair value as follows:
     Fair value of assets acquired...........................................                          $200,154
     Assumption of liabilities and mortgage notes payable....................                           (46,657)
                                                                                                ---------------
     Partners' capital.......................................................                          $153,497
                                                                                                ===============


IRT PARTNERS L.P. (a limited partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(in thousands)

1. Organization
   ------------

     IRT Partners L.P. ("LP" or the "Partnership"), a Georgia limited partnership, was formed on July 15, 1998 in order to enhance the acquisition opportunities of its general partner through a downREIT structure. This structure offers potential sellers the ability to make a tax-deferred transfer of their real estate properties in exchange for partnership units ("OP Units") of LP.

     On February 12, 2003, Equity One, Inc. (the "Company" or "Successor") completed a statutory merger with IRT Property Company ("IRT" or "Predecessor"). As a result of the merger, the Company acquired the general partnership interests in LP held by IRT. The Company now owns approximately 94.4% of LP's partnership interests. As a result of the substantial change in ownership from this transaction, "push-down" accounting has been applied to LP's financial statements and assets and liabilities of LP were restated to fair value in the same manner as IRT's assets and liabilities were recorded by the Company subsequent to the merger.

     The results of operations for the period from January 1, 2003 through February 11, 2003 have been recorded based on the historical values of the assets and liabilities of LP prior to the merger. For the period from February 12, 2003 through March 31, 2004, the results of operations have been recorded under the fair values assigned to the assets and liabilities after the Company's merger with IRT.

     LP is obligated to redeem each OP Unit held by a person other than the Company, at the sole request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption. However, the Company may elect, at its option, to acquire any such OP Unit presented for redemption for one common share of the Company's stock or cash.

     At March 31, 2004, LP owns 23 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

2. Basis of Presentation
   ---------------------

     The accompanying unaudited condensed financial statements have been prepared by LP's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and related footnotes for the year ended December 31, 2003 included in the Annual Report of IRT Partners LP on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 22, 2004.

     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. Rental Properties
   -----------------

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

4. Business Combinations
   ---------------------

     LP is actively pursuing acquisition opportunities and will not be successful in all cases; costs incurred related to these acquisition opportunities are expensed when it is probable that the Company will not be successful in the acquisition.

     LP allocates the purchase price of acquired companies and properties to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, LP identifies and estimates the fair value of the land, buildings, and improvements, reviews the leases to determine the existence of, and estimates fair value of, any contractual or other legal rights and investigates the existence of, and estimates fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

     The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs to originate a lease including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. In-place lease values are based on management's evaluation of the specific characteristics of each lease and LP's overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, under specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than discussed above, LP has determined that its real estate properties do not have any other significant identifiable intangible assets.

     Critical estimates in valuing certain of the intangible assets and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods, and the tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in LP's portfolio, and discount rates used in these calculations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property or other market data. Management also considers information obtained in its pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

     On February 12, 2003 the Company merged with IRT. For purposes of these condensed financial statements the period from January 1, 2003 through February 11, 2003 (merger date) has been combined with the period from February 12, 2003 through March 31, 2003. This has been done to show comparability to the three months ending March 31, 2004. The following table shows the separate periods as presented in LPs Form 10-K for the year ended December 31, 2003.


                                                   For the Period
                                       ----------------------------------------
                                          January 1 to         February 12 to
                                        February 11, 2003      March 31, 2003
                                       ------------------     -----------------
                                         (Predecessor)           (Successor)

Rental income.........................            $ 2,783               $ 3,304
                                       ==================    ==================
Property operating expenses...........            $   901               $   939
                                       ==================    ==================
Interest expense......................            $   375               $   388
                                       ==================    ==================
Rental property depreciation..........            $   555               $   553
                                       ==================    ==================
Total expenses........................            $ 1,838               $ 1,881
                                       ==================    ==================
Other income..........................            $    15               $    61
                                       ==================    ==================
Net income............................            $   941               $ 1,484
                                       ==================    ==================
Cash Flow:
   Operating activities...............            $   859               $ 3,120
                                       ==================    ==================
   Investing activities...............            $     -               $   (54)
                                       ==================    ==================
   Financing activities...............            $ (793)               $(3,471)
                                       ==================    ==================


5. Mortgage Notes Payable
   ----------------------

     Mortgage notes payable are collateralized by real estate investments. These notes have stated interest rates ranging from 7.02% to 9.19% and are due in monthly installments with maturity dates ranging from 2009 to 2015. LP, upon the merger of IRT and the Company, recorded a premium on the mortgage notes of $5,133.

6. Income Taxes
   ------------

     No federal or state income taxes are reflected in the accompanying condensed financial statements because LP is a partnership and its partners are required to include their respective share of profits and losses in their income tax returns.

7. Dispositions
   ------------

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

8. Recent Accounting Pronouncements
   --------------------------------

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

9. Commitments And Contingencies
   -----------------------------

     LP has guaranteed the $150,000 unsecured senior notes of the Company bearing interest at fixed interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. LP has also guaranteed the $200,000 unsecured senior notes issued by the Company on March 26, 2004, bearing interest at a fixed interest rate of 3.875% and maturing during 2009. The interest rate on the $50,000 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. LP has guaranteed a $340,000 unsecured revolving credit facility of the Company, under which $48,000 was outstanding at March 31, 2004. These notes and revolving credit facility have also been guaranteed by most of the Company's wholly-owned subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with LP's unaudited Condensed Financial Statements, including the notes thereto, which are included elsewhere herein and LP's audited Financial Statements and notes thereto for the year ended December 31, 2003 appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 filed March 22, 2004. The results of operations for an interim period may not give a true indication of results for the year.

     Unless the context otherwise requires, all references to "we," "our," "us," "IRT Partners," and "LP" in this report refer collectively to IRT Partners L.P.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

     For purposes of this discussion the period from January 1 to February 11, 2003 has been combined with the period from February 12 to March 31, 2003. This has been done to show comparability to the three months ending March 31, 2004.

     Total revenues from rental properties remain the same, $6.1 million in 2004 and $6.1 million in 2003.

     Property operating expenses decreased by $200,000, or 10.9%, to $1.6 million for 2004 from $1.8 million in 2003 due to a decrease in property maintenance costs.

     Rental property depreciation and amortization decreased by $256,000, or 23.1%, to $852,000 for 2004 from $1.1 million in 2003 due to the restatement of the assets to fair value and allocation between depreciable and non-depreciable assets upon the merger of IRT with the Company.

     Interest expense decreased by $256,000, or 24.0%, to $580,000 for 2004 from $763,000 in 2003 related to the ordinary payment of mortgage notes in the normal course of business. Additionally, interest expense decreased by approximately $100,000 due to the increase in amortization of the debt premium.

     There were no dispositions during 2004 or 2003.

     As a result of the foregoing, net income increased by $600,000, or 26.5%, to $3.0 million for 2004 from $2.4 million in 2003.

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

CASH FLOWS
----------

     Net cash provided by operating activities of $4.2 million for the three months ended March 31, 2004 included: (i) net income of $3.0 million, (ii) adjustments for non-cash items which increased cash flow by $621,000, and (iii) a net change in operating assets and liabilities that increased cash flow by $587,000, compared to net cash provided by operating activities of $4.0 million for the three months ended March 31, 2003, which included (i) net income of $2.4 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $1.1 million, and (iii) a net change in operating assets and liabilities that increased cash flows by $478,000.

     Net cash used in investing activities of $1.6 million for the three months ended March 31, 2004 included: (i) capital improvements of $1.6 million. These amounts should be compared to net cash used in investing activities of $54,000 for the three months ended March 31, 2003 which included: construction, development and other capital improvements of $45,000.

     Net cash used in financing activities of $2.6 million for the three months ended March 31, 2004 included: (i) monthly principal payments on mortgage notes of $158,000, (ii) distributions to OP Unit holders of $4.8 million, offset by advances from affiliates of $2.3 million, compared to net cash used by financing activities of $4.3 million for the three months ended March 31, 2003 which included: (i) distribution to OP Unit holders of $3.5 million, (ii) monthly principal payments and mortgage payoffs of $6.6 million offset by net advances to affiliates of $5.9 million.

DEBT
----

     LP guarantees the Company's indebtness under the Company's unsecured senior debt and unsecured revolving credit facilities.

     LP, through the Company, uses unsecured borrowings for use in meeting capital requirements. As of March 31, 2004, LP had $34.2 million in mortgage notes payable at a weighted average interest rate of 8.5%, which are due in monthly installments with maturity dates ranging from 2009 to 2015.

     As of March 31, 2004, the scheduled amortization and balloon payments due on mortgage notes payable are as follows (in thousands):

                             Scheduled         Balloon
               Year         Amortization      Payments        Total
      ------------------   -------------  --------------   -------------
      2004..............       $    491        $      -       $     491
      2005..............            709               -             709
      2006..............            771               -             771
      2007..............            838               -             838
      2008..............            908               -             908
      2009..............            967           5,583           6,550
      2010..............            905           4,352           5,257
      2011..............            750           9,571          10,321
      2012..............            567           6,458           7,025
      Thereafter........          1,371               -           1,371
                           -------------  --------------   -------------
          Total.........       $  8,277        $ 25,964       $  34,241
                           =============  ==============   =============

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

Inflation and Recession Consideration

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     LP utilizes mortgage notes payable with fixed rates. Sudden changes in interest rates generally do not affect LP's interest expense as these debt instruments have fixed rates for extended periods of time. LP's potential risk is from increases in long-term real estate mortgage rates or borrowing rates that may occur. As the debt instruments mature, LP typically refinances such debt at the then current market interest rates, which may be more or less than the interest rates on the maturing debt. The weighted average life for our fixed rate mortgage notes is
6.74 years.

     LP estimates the fair market value of LP's long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At March 31, 2004, the fair value of the fixed rate mortgage loans was estimated to be $41.5 million compared to the carrying value amount of $34.2 million. If the weighted average interest rate on LP's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 8.5%, the fair market value would be $36.7 million and $33.2 million, respectively.

ITEM 4.   CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in their capacity as officers of our general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in their capacity as officers of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in their capacity as officers of our general partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          31.1 Certification of Chief Executive Officer of Equity One, Inc., in his capacity as Chief Executive Officer of LP's general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer of Equity One, Inc., in his capacity as Chief Financial Officer of LP's general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in their capacity as officers of LP's general partner, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Date: May 12, 2004            IRT PARTNERS L.P.

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

                                INDEX TO EXHIBITS
                                -----------------



   EXHIBIT NO.     DESCRIPTION
   -----------     -----------


      31.1 Certification of Chief Executive Officer of Equity One, Inc., in his capacity as Chief Executive Officer of LP's general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer of Equity One, Inc., in his capacity as Chief Financial Officer of LP's general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Chief Financial Officer of Equity One, Inc., in their capacity as officers of LP's general partner, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.