Form 10-Q
period 2004-06-30
IRT PARTNERS L P
filed 2004-08-13
CIK 1073890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                          Commission File No. 001-7859



                                IRT PARTNERS L.P.
   -------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           1696 N.E. Miami Gardens Drive
              N. Miami Beach, Florida                       33179
     ------------------------------------------- ---------------------------
       (Address of Principal Executive Offices)           (Zip Code)


                   Georgia                               58-2404832
     ---------------------------------------  ---------------------------
        (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)              Identification No.)


                                 (305) 947-1664

   --------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [x] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes     No [X]


Applicable only to Corporate Issuers:

Not Applicable.

                                IRT PARTNERS L.P.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Condensed Financial Statements                                   Page
                                                                         ------

         Condensed Balance Sheets
         As of June 30, 2004 and December 31, 2003 (unaudited) ..........     2

         Condensed Statements of Operations
         For the three and six month period ended June 30, 2004, for the three month period ended June 30, 2003, for the period from January 1, 2003 through February 11, 2003 (merger date)
         and the period from February 12, 2003 through June 30, 2003
         (unaudited) ....................................................     3

         Condensed Statement of Changes in Partners' Capital
         For the six month period ended June 30, 2004 (unaudited) .......     4

         Condensed Statement of Cash Flows
         For the six month period ended June 30, 2004, for the period from January 1, 2003 through February 11, 2003 (merger date)
         and the period from February 12, 2003 through June 30, 2003
         (unaudited) ....................................................     5

         Notes to the Condensed Financial Statements (unaudited) ........  6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................... 10-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....    14

Item 4.  Controls and Procedures.........................................    15

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings ..............................................    15

Item 2.  Changes in Securities and Use of Proceeds ......................    15

Item 3.  Defaults upon Senior Securities ................................    15

Item 4.  Submission of Matters to a Vote of Security Holders ............    16

Item 5.  Other Information ..............................................    16

Item 6.  Exhibits and Reports on Form 8-K ...............................    16

ITEM 1.  FINANCIAL INFORMATION

IRT PARTNERS L.P. (a limited partnership)
CONDENSED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(In thousands, except partnership units)
--------------------------------------------------------------------------------

                                                                                June 30,        December 31,
                                                                                  2004              2003
                                                                              ------------     ------------
                                   ASSETS
PROPERTIES:
   Income producing........................................................     $  180,873       $  179,072
   Less: accumulated depreciation..........................................         (4,139)          (2,641)
                                                                              ------------     ------------
                                                                                   176,734          176,431

   Construction in progress and land held for development..................              -            2,012
   Properties held for sale................................................          8,601            8,689
                                                                              ------------     ------------
      Properties, net......................................................        185,335          187,132

CASH AND CASH EQUIVALENTS..................................................              -               11

OTHER ASSETS...............................................................          3,377            2,929

DUE FROM GENERAL PARTNER...................................................            442                -
                                                                              ------------     ------------
TOTAL......................................................................     $  189,154       $  190,072
                                                                              ============     ============
                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Mortgage notes payable..................................................     $   34,082        $  34,400
   Unamortized premium on mortgage notes payable...........................          4,368            4,661
                                                                              ------------     ------------
      Total mortgage notes payable.........................................         38,450           39,061
   Other liabilities.......................................................          2,970            1,780
                                                                              ------------     ------------
         Total liabilities.................................................         41,420           40,841

COMMITMENTS AND CONTINGENT LIABILITIES

LIMITED PARTNERS' CAPITAL (734,266 partnership units for 2004 and 2003,
   respectively)...........................................................        11,027            11,118

GENERAL PARTNERS' CAPITAL..................................................        136,707          138,113
                                                                              ------------     ------------
TOTAL......................................................................     $  189,154       $  190,072
                                                                              ============     ============

See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P. (a limited partnership)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2004,
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003, FOR THE PERIOD FROM
JANUARY 1, 2003 TO FEBRUARY 11, 2003 (MERGER DATE), AND FOR THE PERIOD FROM FEBRUARY 12, 2003 TO JUNE 30, 2003
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                                           Six Months Ended June 30,
                                                                                ---------------------------------------------
                                                                                                         For the Period
                                                                                                -----------------------------
                                                                                                January 1 to     February 12
                                                     Three Months Ended June 30,                February 11,     to June 30,
                                                    ----------------------------
                                                       2004           2003          2004             2003            2003
                                                    ----------    ----------     ----------     ------------   --------------
                                                                                                 (Predecessor)   (Successor)
RENTAL INCOME....................................       $5,662        $5,731        $11,376           $2,617           $8,851
                                                    ----------    ----------     ----------     ------------    -------------
COSTS AND EXPENSES:
   Property operating expenses....................       1,606         1,662          3,154              867            2,560
   Rental property depreciation and amortization..         830           576          1,628              515            1,109
   General and administrative expenses............           -             -              -                4                -
                                                    ----------    ----------     ----------     ------------    -------------
       Total costs and expenses...................       2,436         2,238          4,782            1,386            3,669
                                                    ----------    ----------     ----------     ------------    -------------
INCOME BEFORE OTHER INCOME AND DISCONTINUED
   OPERATIONS.....................................       3,226         3,493          6,594            1,231            5,182

OTHER INCOME:

   Interest expense...............................        (574)         (702)        (1,154)            (375)          (1,091)
   Amortization of deferred financing fees........           -             -              -                -               (1)

   Interest income from affiliates................           1            10              1               15               71
                                                    ----------    ----------     ----------     ------------    -------------
INCOME FROM CONTINUING OPERATIONS.................       2,653         2,801          5,441              871            4,161
                                                    ----------    ----------     ----------     ------------    -------------
DISCONTINUED OPERATIONS:
   Income from operations of sold properties......         193           239            420               89              363

   Loss on disposal of income producing properties           -             -              -              (19)               -
                                                    ----------    ----------     ----------     ------------    -------------
       Total loss from discontinued operations....         193           239            420               70              363
                                                    ----------    ----------     ----------     ------------    -------------
NET INCOME........................................      $2,846        $3,040         $5,861             $941           $4,524
                                                    ==========    ==========     ==========     ============    =============

See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P. (a limited partnership)
CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                               Limited Partners'    General Partners'
                                                                     Capital              Capital
                                                               ----------------     ----------------
Balance, January 1, 2004....................................            $11,118             $138,113
Cash distributions..........................................               (411)              (6,947)
Net income..................................................                320                5,541
                                                               ----------------     ----------------
Balance, June 30, 2004......................................            $11,027             $136,707
                                                               ================     ================

See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P. (a limited partnership)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004, FOR THE PERIOD FROM
JANUARY 1, 2003 THROUGH FEBRUARY 11, 2003 (MERGER DATE), AND FOR THE
PERIOD FROM FEBRUARY 12, 2003 THROUGH JUNE 30, 2003
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                                                     For the Period
                                                                                         ------------------------------------
                                                                         Six Months        January 1 to        February 12
                                                                       Ended June 30,      February 11,        to June 30,
                                                                            2004               2003               2003
                                                                      ---------------    ----------------    ----------------
                                                                                           (Predecessor)       (Successor)
OPERATING ACTIVITIES:
Net income...........................................................      $   5,861              $  941           $   4,524
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Straight line rent adjustment....................................           (175)                (13)                (28)
    Amortization of deferred financing fees..........................              -                   2                   1
    Amortization of debt premium.....................................           (293)                  -                 (82)
    Rental property depreciation and amortization....................          1,628                 515               1,109
    Rental property depreciation and amortization included in
       discontinued operations.......................................            110                   -                   -
    Gain on disposal of real estate..................................              -                  19                   -
Changes in assets and liabilities:
   Other assets......................................................           (273)                 36                 308
   Other liabilities.................................................          1,190                (641)                949
                                                                      --------------      --------------      --------------
Net cash provided by operating activities............................          8,048                 859               6,781
                                                                      --------------      --------------      --------------
INVESTING ACTIVITIES:
   Deletions (additions) to rental property..........................             59                   -                (636)
   Increase in cash held in escrow...................................              -                   -               4,033
                                                                      --------------      --------------      --------------
Net cash provided by investing activities............................             59                   -               3,397
                                                                      --------------      --------------      --------------
FINANCING ACTIVITIES:
   Repayment of mortgage notes payable...............................           (318)                  -              (6,703)
   Distributions paid................................................         (7,358)                (68)             (7,066)
   Advances from (to) affiliate, net.................................           (442)               (725)              3,006
                                                                      --------------      --------------      --------------
Net cash used in financing activities................................         (8,118)               (793)            (10,763)
                                                                      --------------      --------------      --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................            (11)                 66                (585)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................             11                 608                 674
                                                                      --------------      ---------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................      $       -              $  674          $       89
                                                                      ==============      ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized..................      $   1,449              $  375          $    1,205
                                                                      ==============      ==============      ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
The Company merged with IRT and the assets and liabilities of LP were restated to fair value as follows:
     Fair value of assets acquired...................................                                              $ 200,154
     Assumption of liabilities and mortgage notes payable............                                                 46,657
                                                                                                              --------------
     Partners' capital...............................................                                              $ 153,497
                                                                                                              ==============

See accompanying notes to the condensed financial statements.

IRT PARTNERS L.P. (a limited partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(in thousands)

1. Organization
   ------------

     IRT Partners L.P. ("LP" or the "Partnership"), a Georgia limited partnership, was formed on July 15, 1998 in order to enhance the acquisition opportunities of its general partner through a downREIT structure. This structure offers potential sellers the ability to make tax-deferred transfer of their real estate properties in exchange for partnership units ("OP Units") of LP.
     On February 12, 2003, Equity One, Inc. (the "Company" or "Successor") completed a statutory merger with IRT Property Company ("IRT" or "Predecessor"). As a result of the merger, the Company acquired the general partnership interests in LP held by IRT. The Company now owns approximately 94.4% of LP's partnership interests. As a result of the substantial change in ownership from this transaction, "push-down" accounting has been applied to LP's financial statements and assets and liabilities of LP were restated to fair value in the same manner as IRT's assets and liabilities were recorded by the Company subsequent to the merger.

     The results of operations for the period from January 1, 2003 through February 11, 2003 have been recorded based on the historical values of the assets and liabilities of LP prior to the merger. For the period from February 12, 2003 through June 30, 2004, the results of operations have been recorded under the fair values assigned to the assets and liabilities after the Company's merger with IRT.

     LP is obligated to redeem each OP Unit held by a person other than the Company, at the sole request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption. However, the Company may elect, at its option, to acquire any such OP Unit presented for redemption for one common share of the Company's stock or cash.

     At June 30, 2004, LP owns 23 neighborhood and community shopping centers located in Florida, Tennessee, Georgia and North Carolina. The shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

2. Basis of Presentation
   ---------------------

     The accompanying unaudited condensed financial statements have been prepared by LP's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and related footnotes included in the Annual Report of IRT Partners L.P. on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 22, 2004.

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

4. Business Combinations
   ---------------------

     The LP is  actively  pursuing  acquisition  opportunities  and  will not be successful in all cases; costs incurred related to these acquisition opportunities are expensed when it is probable that LP will not be successful in the acquisition. The results of operations of any acquired property are included in the LP's financial statements as of the date of its acquisition.

     The LP allocates the purchase price of acquired companies and properties to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, the Company identifies and estimates the fair value of the land, buildings and improvements, reviews the leases to determine the existence of, and estimates fair value of, any contractual or other legal rights and investigates the existence of, and estimates fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

     The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The cost approach is based upon the current costs to develop the particular asset in that geographic location, less an allowance for physical and functional depreciation. The assigned value for buildings and improvements is based on an as if vacant basis. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs incurred to originate a lease, including commissions and legal costs, excluding any new leases negotiated in connection with the purchase of a property. In-place lease values are based on management's evaluation of the specific characteristics of each lease and the LP's overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, given the specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than as discussed above, the Company has determined that its real estate properties do not have any other significant identifiable intangible assets.

     Critical estimates in valuing certain of the intangible assets and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the LP's portfolio and discount rates used in these calculations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property or other market data. Management also considers information obtained in its pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

     There have been no acquisitions in 2003 or 2004.

5. Mortgage Notes Payable
   ----------------------

     Mortgage notes payable are collateralized by real estate investments. These notes have stated interest rates ranging from 7.02% to 9.19% and are due in monthly installments with maturity dates ranging from 2009 to 2015. LP, upon the merger of IRT and the Company in 2003, recorded a premium on the mortgage notes of $5,133.

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

     As of June 30, 2004, one retail property was classified as property held for sale. This property has an aggregate gross leaseable area of 214 square feet and an aggregate net book value of $8,601. The operations of this property are reflected in discontinued operations.

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

9. Commitments And Contingencies
   -----------------------------

     LP has guaranteed $350,000 of unsecured senior notes of the Company bearing interest at fixed interest rates ranging from 3.875% to 7.84% and maturing between 2006 and 2012. The interest rate on the $50,000, 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. LP has also guaranteed a $340,000 unsecured revolving credit facility of the Company, under which $80,500 was outstanding at June 30, 2004. These notes and revolving credit facility have also been guaranteed by most of the Company's wholly-owned subsidiaries.

10. Subsequent Events
    -----------------

     During July 2004, the LP completed the sale of one of its shopping centers for total consideration of $10,500, representing 214 square feet of gross leasable space. The Company recognized a gain on the sale of approximately $1,600.

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

IRT Merger
----------

     On February 12, 2003 the Company merged with IRT. The condensed financial statements and, management's discussion and analysis for the period from January 1, 2003 through February 11, 2003 (merger date) has been combined with the period from February 12, 2003 through June 30, 2003 to show comparability to the six months ending June 30, 2004. The following table shows the separate periods as presented in LP's condensed financial statements as of June 30, 2004.

                                                      For the Period
                                        --------------------------------------------

                                           January 1 to          February 12 to
                                         February 11, 2003        June 30, 2003       Combined Period
                                        -------------------    ------------------    -----------------
                                            (Predecessor)            (Successor)
 Rental income.......................               $ 2,617            $   8,851              $11,468
                                        ===================    =================     ================
 Property operating expenses.........               $   867            $   2,560              $ 3,427
                                        ===================    =================     ================
 Rental property depreciation........               $   515            $   1,109              $ 1,624
                                        ===================    =================     ================
 Total expenses......................               $ 1,386            $   3,669              $ 5,055
                                        ===================    =================     ================
 Interest expense....................               $   375            $   1,091              $ 1,466
                                        ===================    =================     ================
 Other income........................               $    15            $      71              $    86
                                        ===================    =================     ================
 Net income..........................               $   941            $   4,524              $ 5,465
                                        ===================    =================     ================



                                                     For the Period
                                        -------------------------------------------

                                           January 1 to          February 12 to
                                         February 11, 2003        June 30, 2003       Combined Period
                                        -------------------    ------------------    -----------------
                                            (Predecessor)            (Successor)
 Cash Flow:

    Operating activities.............               $  859             $   6,781              $  7,640
                                        ===================    =================     =================
    Investing activities.............               $     -            $   3,397              $  3,397
                                        ===================    =================     =================
    Financing activities.............               $  (793)           $ (10,763)             $(11,556)
                                        ===================    =================     =================


Results of Operations

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003.

     Total revenues from rental properties decreased by approximately $100,000, or 2.0% to $5.6 million in 2004 from $5.7 million in 2003.

     Property operating expenses decreased by $56,000, or 3.3%, to $1.6 million for 2004 from $1.7 million in 2003 due to a decrease in property maintenance costs.

     Rental property depreciation and amortization increased by $254,000, or 44.0%, to $830,000 for 2004 from $576,000 in 2003 due to the increases in land and building improvements for completed development projects.

     Interest expense decreased by $128,000, or 18.2%, to $574,000 for 2004 from $702,000 in 2003 related to the payment of mortgage notes and a decrease of approximately $107,000 due to the increase in amortization of the debt premium.

     There were no dispositions during 2004 or 2003.

     As a result of the foregoing, net income decreased by $194,000, or 6.5%, to $2.8 million for 2004 from $3.0 million in 2003.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003.

     For purposes of this discussion the period from January 1 to February 11, 2003 has been combined with the period from February 12 to June 30, 2003. This has been done to show comparability to the six months ending June 30, 2004.

     Total revenues from rental properties decreased approximately $100,000 or 1.0% to $11.4 million in 2004 from $11.5 million in 2003.

     Property operating expenses decreased by $273,000, or 8.0%, to $3.2 million for 2004 from $3.4 million in 2003 due to a decrease in property maintenance costs.

     Rental property depreciation and amortization remained constant at $1.6 million for 2004 from $1.6 million in 2003.

     Interest expense decreased by $312,000, or 21.0%, to $1.2 million for 2004 from $1.5 million in 2003 related to the payment of mortgage notes and interest expense decreased by approximately $211,000 due to the increase in amortization of the debt premium.

     There were no dispositions during 2004 or 2003.

     As a result of the foregoing, net income increased by $392,000, or 7.1%, to $5.9 million for 2004 from $5.5 million in 2003.

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

CASH FLOWS
----------

     Net cash provided by operating activities of $8.0 million for the six months ended June 30, 2004 included: (i) net income of $5.9 million, (ii) adjustments for non-cash items which increased cash flow by $1.3 million, and
(iii) a net change in operating assets and liabilities that increased cash flow by $917,000, compared to net cash provided by operating activities of $7.6 million for the six months ended June 30, 2003, which included:(i) net income of $5.5 million, (ii) adjustments for non-cash items which increased cash flow by $1.5 million, and (iii) a net change in operating assets and liabilities that increased cash flows by $652,000.

     Net cash provided by inventing activities for the six months ended June 30, 2004 was $59,000.

     Net cash provided by investing activities of $3.4 million for the six months ended June 30, 2003 included construction, development and other capital improvements of $636,000 offset by proceeds of $4 million from escrowed funds from the sale of properties.

     Net cash used in financing activities of $8.1 million for the six months ended June 30, 2004 included: (i) monthly principal payments on mortgage notes of $318,000, (ii) distributions to OP Unit holders of $7.4 million and,(iii) advances to affiliates of $442,000, compared to net cash used by financing activities of $11.6 million for the six months ended June 30, 2003 which included: (i) distributions to OP Unit holders of $7.1 million, and (ii) monthly principal payments and mortgage payoffs of $6.7 million offset by net advances from affiliates of $2.3 million.

DEBT
----
     LP guarantees the Company's unsecured senior debt and unsecured revolving credit facilities.

     LP, through the Company, uses unsecured borrowings to meet its capital requirements. As of June 30, 2004, LP had $34.1 million in mortgage notes payable at a weighted average interest rate of 8.4%, which are due in monthly installments with maturity dates ranging from 2009 to 2015.

     As of June 30, 2004, the scheduled amortization and balloon payments due on LP's mortgage notes payable are as follows (in thousands):

                                        Scheduled           Balloon
                  Year                 Amortization         Payments        Total
         ---------------------------  --------------    -------------   ------------

         2004.......................    $    332           $       -       $     332
         2005.......................         709                   -             709
         2006.......................         771                   -             771
         2007.......................         838                   -             838
         2008.......................         908                   -             908
         2009.......................         967               5,583           6,550
         2010.......................         905               4,352           5,257


                                        Scheduled           Balloon
                  Year                 Amortization         Payments        Total
         ---------------------------  --------------    -------------   ------------

         2011.......................    $    750           $   9,571       $  10,321
         2012.......................         567               6,458           7,025
         Thereafter.................       1,371                   -           1,371
                                     --------------    --------------   -------------
             Total..................    $  8,118           $  25,964       $  34,082
                                     ==============    ==============   =============

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     LP utilizes mortgage notes payable with fixed rates. Sudden changes in interest rates generally do not affect LP's interest expense as these debt instruments have fixed rates for extended periods of time. LP's potential risk is from increases in long-term real estate mortgage rates or borrowing rates that may occur. As the debt instruments mature, LP typically refinances such debt at the then current market interest rates, which may be more or less than the interest rates on the maturing debt. The weighted average life for our fixed rate mortgage notes is 6.3 years. LP had no floating rate debt outstanding as of June 30, 2004.

     LP estimates the fair market value of LP's long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At June 30, 2004, the fair value of the fixed rate mortgage loans was estimated to be $40.7 million compared to the carrying value amount of $34.0 million. If the weighted average interest rate on LP's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 8.4%, the fair market value would be $32.9 million and $36.3 million, respectively.

Other Market Risks
------------------

     As of June 30, 2004, LP had no material exposure to other market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

     There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND PURCHASE OF EQUITY SECURITIES

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


     Date: August 13, 2004           IRT PARTNERS L.P.

                                     BY: Equity One, Inc., general partner



                                     /s/ HOWARD M. SIPZNER
                                     ------------------------------------
                                     Howard M. Sipzner
                                     Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

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